Form 10QSB
period 2006-09-30
COASTAL MEDIA INC.
filed 2006-11-07
CIK 1365748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2006

                        Commission File Number 333-135852


                               COASTAL MEDIA INC.
                 (Name of small business issuer in its charter)


         Nevada                        7812                     20-4952339
(State of incorporation)       (Primary SIC Number)     (IRS Employer ID Number)


                               1574 Gulf Road #139
                             Point Roberts, WA 98281
                     Phone:(360)226-7862 Fax: (610)643-9902
          (Address and telephone number of principal executive offices)


                                 Joseph I. Emas,
                             1224 Washington Avenue
                              Miami Beach, FL 33139
                     Phone: (305)531-1174 Fax: (305)531-1274
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 2,000,000 shares of Common Stock outstanding as of September 30, 2006.

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                 Three Months
                                                                    Ended             As of
                                                                 September 30,       June 30,
                                                                     2006              2006
                                                                   -------           -------
                                     ASSETS
CURRENT ASSETS
  Cash                                                             $ 1,117           $ 9,449
                                                                   -------           -------
TOTAL CURRENT ASSETS                                                 1,117             9,449
                                                                   -------           -------

                                                                   $ 1,117           $ 9,449
                                                                   =======           =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     0           $     0
                                                                   -------           -------
TOTAL CURRENT LIABILITIES                                               --                --

TOTAL LIABILITIES                                                       --                --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,000,000 shares issued and outstanding
   as of June 30, 2006                                               2,000             2,000
  Additional paid-in capital                                         8,000             8,000
  Deficit accumulated during development stage                      (8,883)             (551)
                                                                   -------           -------
TOTAL STOCKHOLDERS' EQUITY                                           1,117             9,449
                                                                   -------           -------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 1,117           $ 9,449
                                                                   =======           =======

                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                  May 19, 2006
                                            Three Months           (inception)
                                               Ended                through
                                            September 30,         September 30,
                                                2006                  2006
                                             -----------           -----------
REVENUES
  Revenues                                   $        --           $        --
                                             -----------           -----------
TOTAL REVENUES                                        --                    --

PROFESSIONAL FEES                                  3,900                 3,900
GENERAL & ADMINISTRATIVE EXPENSES                  4,432                 4,983
                                             -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            8,332                 8,883
                                             -----------           -----------

NET INCOME (LOSS)                            $    (8,332)          $    (8,883)
                                             ===========           ===========

BASIC EARNINGS PER SHARE                     $      0.00           $      0.00
                                             ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     2,000,000             2,000,000
                                             ===========           ===========

                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                     May 19, 2006
                                                                   Three Months       (inception)
                                                                      Ended             through
                                                                   September 30,      September 30,
                                                                       2006               2006
                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $ (8,332)          $ (8,883)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                       --                 --
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (8,332)            (8,883)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                                 2,000
  Additional paid-in capital                                                               8,000
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             10,000
                                                                     --------           --------

NET INCREASE (DECREASE) IN CASH                                        (8,332)             1,117

CASH AT BEGINNING OF PERIOD                                             9,449                 --
                                                                     --------           --------
CASH AT END OF YEAR                                                  $  1,117           $  1,117
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
     Interest                                                        $     --           $     --
                                                                     ========           ========
     Income Taxes                                                    $     --           $     --
                                                                     ========           ========

                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Coastal Media Inc. (the Company) was incorporated under the laws of the State of Nevada on May 19, 2006. The Company was formed to engage in the business of manufacturing, marketing, distributing and selling its marine DVDs.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 19, 2006 (date of inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 19, 2006 (date of inception) to September 30, 2006 and generated a net loss of $8,883. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $1,117 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 1,600,000 shares for sale at $.025 per share to raise capital of $40,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company has been paying a Jon Suk, a director $50 per month for use of his boat and Jan Aaron Sigurgeirson $100 per month for use of office space and services. The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Jon Suk and Jan Aaron Sigurgeirson, officers and directors of the Company, will not be paid for any underwriting services that they perform on behalf of the Company with respect to the Company's upcoming SB-2 offering. They will also not receive any interest on any funds that they advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 6. INCOME TAXES

                                                        As of September 30, 2006
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 8,883
     Tax Rate                                                         15%
                                                                 -------
     Gross deferred tax assets                                     1,332
     Valuation allowance                                          (1,332)
                                                                 -------

     Net deferred tax assets                                     $     0
                                                                 =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2006, the Company has a net operating loss carryforwards of approximately $8,883. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On May 19, 2006 the Company issued a total of 2,000,000 shares of common stock to two directors for cash in the amount of $0.005 per share for a total of $10,000.

As of September 30, 2006 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $1,117 for the three month period ended September 30, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement.

Our net loss for the three months ended September 30, 2006 was $8,332. Since we have only been incorporated since May 19, 2006, no comparisons are included in this report to previous years.

Cash provided by financing activities since inception through September 30, 2006 was $10,000 resulting from the sale of common stock to our directors, Mr. Jan Aaron Sigurgeirson and Mr. Suk, who each purchased 1,000,000 shares of common stock at $.005 on June 14, 2006.

In order to achieve our business plan goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-135852 which became effective on September 13, 2006.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect that our current cash balance of $1,117 will allow us to complete the next month of our business plan without additional funds, at which time funds from our offering are expected to support continued operations. Our directors have verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

COMPLETED MILESTONES TO IMPLEMENT OUR OPERATIONS

JUNE 2006:

A domain name for the company website was researched by Jan Aaron Sigurgeirson for optimal search engine ranking. Jon Suk secured the domain name coastalmarinemedia.com.

JULY 2006:

Jan Aaron Sigurgeirson and Jon Suk began preparing M.V. Karmel Bar for operations with hull preparation, powerplant and transmission general maintenance. Jon Suk designed company logo and selected colors for marketing collateral. Jon Suk researched and hired professional video editor to gather advice on appropriate techniques for gathering video footage. Jan Aaron Sigurgeirson researched the availability of books and DVDs similar in subject matter to our planned product.

AUGUST 2006:

Jon Suk and Jan Aaron Sigurgeirson conducted initial photography and videography of the Ganges Harbour area of Salt Spring Island, B.C. for DVD content development. Purchased and reviewed books and DVDs deemed to be in our similar target market, for competitive research. Researched and purchased print media magazines appropriate for potential advertising outlets for our products. Researched advertising rates. Researched over the internet, online stores that market and sell similar products. Jon Suk began to design graphics for company uniform, consisting of baseball-style hats and golf shirts and t-shirts to be worn by crew for all photography and videography in which our crew will appear.

SEPTEMBER/OCTOBER 2006:

Jon Suk and Jan Aaron Sigurgeirson continued photography and videography of Salt Spring Island area and approaching passages. The imagery collected during our marine operations will be used to develop visual content for the DVD and also to populate our corporate website and planned online store.

FUTURE MILESTONES:

NOVEMBER 2006:

Jon Suk to research and hire--on a project basis--an artist skilled in Adobe/Macromedia Flash to program the Flash portion of the DVD content. Marine safety equipment to be purchased for installation on the vessel. A computer will be installed to use as the editing and authoring platform. Jon Suk and Jan Aaron Sigurgeirson to continue photography and videography of Salt Spring Island area and approaching passages. Jon Suk and Jan Aaron Sigurgeirson to design and program corporate website. Jan Aaron Sigurgeirson will optimize our website for keywords and links in order to increase its visibility on major search engines.

Jon Suk to design draft product packaging design for the initial DVD. Jan Aaron Sigurgeirson to write script for DVD narrative.

DECEMBER 2006:

Jon Suk to launch our corporate website. A professional video editor will be contracted to assist with editing of footage and composing video and sound for the DVD. Jon Suk will design and author the DVD, programming footage and script into a menu-driven visual interface. Prototype DVDs will be recorded for testing on computer and dedicated DVD player platforms.

JANUARY 2007:

Jan Aaron Sigurgeirson will conduct test marketing of DVD at local sales outlets and the online store. Content will be revised as necessary according to feedback received during test marketing.

FEBRUARY 2007:

Jon Suk will design packaging insert and disc graphics for printing and inclusion into the package of the final product. Jon Suk will design layouts for print advertising to be sent to magazines. Vessel preparation for operations for the spring season will be performed. We plan to attend the Seattle, Victoria and Vancouver Boat Shows and promote the DVD to the public and retailers.

MARCH 2007:

Jon Suk and Jan Aaron Sigurgeirson will begin marine operations to develop new content for inclusion in a planned follow-up release of a DVD covering the Southern Gulf Islands of British Columbia and San Juan Islands of Washington State. Jon Suk plans to expand our local exposure by sending samples of our products to marine specialty retailers in our local target market areas such as Nikka Industries, in the Vancouver area, and West Marine in the Victoria area. Company will continue placement of print advertising. Jon Suk will launch an online store with a secure shopping cart. To support internet store sales, keyword advertising campaigns will be conducted by Jan Aaron Sigurgeirson via Google and other online outlets. Our products will now be made available for shipping to online customers in Canada, the U.S., and internationally.

APRIL 2007:

Company will continue placement of print advertising. Depending on order/production requirements a part-time production assistant may be needed to help manufacture DVDs, process orders and payments, ship orders, order supplies and perform customer service duties. Jon Suk will begin a direct marketing campaign to contacts made at boat shows by mailing sample product to retailers in our target markets. Follow-up contact will be made by phone or e-mail.

MAY 2007:

Jon Suk and Jan Aaron Sigurgeirson will continue marine operations at the planned areas of coverage which include the Southern Gulf Islands of British

Columbia and San Juan Islands of Washington State. Jan Aaron Sigurgeirson will write the script for the DVD of the new visual footage. Company will continue placement of print advertising. We plan to continue expansion of retail outlets for the DVDs in Canada and the U.S. through wholesale and consignment.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-135852.

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected that June 30 end the accounting year.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 19, 2006 (date of inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the our current financial statements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-135852, at the SEC website at www.sec.gov:

     Exhibit No.                       Description
     -----------                       -----------
        3.1          Articles of Incorporation*
        3.2          Bylaws*
       31.1          Sec. 302 Certification of Principal Executive Officer
       31.2          Sec. 302 Certification of Principal Financial Officer
       32.1          Sec. 906 Certification of Principal Executive Officer
       32.2          Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended September 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2006             Coastal Media Inc., Registrant


                             By:  /s/ Jan Aaron Sigurgeirson
                                 -----------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President and Principal Executive Officer


November 7, 2006             By: /s/ Jon Suk
                                 -----------------------------------------------
                                 Jon Suk, Director, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November7, 2006              Coastal Media Inc., Registrant


                             By:     /s/ Jan Aaron Sigurgeirson
                                 -----------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President and Principal Executive Officer


November 7, 2006             By: /s/ Jon Suk
                                 -----------------------------------------------
                                 Jon Suk, Director, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer