Form 10QSB
period 2006-12-31
COASTAL MEDIA INC.
filed 2007-02-14
CIK 1365748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                     For the Period ended December 30, 2006

                        Commission File Number 333-135852


                               COASTAL MEDIA INC.
                 (Name of small business issuer in its charter)


        Nevada                        7812                      20-4952339
(State of incorporation)      (Primary SIC Number)      (IRS Employer ID Number)


                               1574 Gulf Road #139
                             Point Roberts, WA 98281
                     Phone:(360)226-7310 Fax: (610)643-9902
          (Address and telephone number of principal executive offices)


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

There were 2,000,000 shares of Common Stock outstanding as of December 31, 2006.

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  December 31,        June 30,
                                                                     2006               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,074           $  9,449
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,074              9,449
                                                                   --------           --------

                                                                   $  1,074           $  9,449
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan Payable to a Director                                       $  3,000           $      0
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             3,000                 --

TOTAL LIABILITIES                                                     3,000                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,000,000 shares issued and outstanding
   as of December 31, 2006                                            2,000              2,000
  Additional paid-in capital                                          8,000              8,000
  Deficit accumulated during development stage                      (11,926)              (551)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (1,926)             9,449
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,074           $  9,449
                                                                   ========           ========

                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                    May 19, 2006
                                                 Six Months       Three Months       (inception)
                                                   Ended             Ended             through
                                                 December 31,      December 31,      December 31,
                                                    2006              2006              2006
                                                 -----------       -----------       -----------
REVENUES
  Revenues                                       $        --       $        --       $        --
                                                 -----------       -----------       -----------
TOTAL REVENUES                                            --                --                --

PROFESSIONAL FEES                                      4,900             1,000             4,900
GENERAL & ADMINISTRATIVE EXPENSES                      6,475             2,043             7,026
                                                 -----------       -----------       -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               11,375             3,043            11,926
                                                 -----------       -----------       -----------

NET INCOME (LOSS)                                $   (11,375)      $    (3,043)      $   (11,926)
                                                 ===========       ===========       ===========

BASIC EARNINGS PER SHARE                         $     (0.01)      $     (0.00)      $     (0.01)
                                                 ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         2,000,000         2,000,000         2,000,000
                                                 ===========       ===========       ===========

                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        May 19, 2006
                                                                    Six Months        Three Months       (inception)
                                                                      Ended              Ended             through
                                                                    December 31,       December 31,      September 30,
                                                                       2006               2006               2006
                                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(11,375)          $ (3,043)          $(11,926)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Loan Payable to a Director                                          3,000              3,000              3,000
                                                                     --------           --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (8,375)               (43)            (8,926)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              2,000
  Additional paid-in capital                                            8,000
                                                                     --------           --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             10,000
                                                                     --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        (8,375)               (43)             1,074

CASH AT BEGINNING OF PERIOD                                             9,449              1,117                 --
                                                                     --------           --------           --------

CASH AT END OF YEAR                                                  $  1,074           $  1,074           $  1,074
                                                                     ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --           $     --
                                                                     ========           ========           ========
  Income Taxes                                                       $     --           $     --           $     --
                                                                     ========           ========           ========

                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 19, 2006 (date of inception).

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

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. INCOME TAXES

Income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 19, 2006 (date of inception) to December 31, 2006 and generated a net loss of $11,926. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $1,074 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company has been paying a Jon Suk, a director, $50 per month for use of his boat. The Company also paid Jan Aaron Sigurgeirson, President, $100 per month for use of office space and services from inception until October 2006. The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Jon Suk and Jan Aaron Sigurgeirson, officers and directors of the Company, will not be paid for any underwriting services that they perform on behalf of the Company with respect to the Company's upcoming SB-2 offering. They will also not receive any interest on any funds that they advance to the Company for offering expenses, prior to the offering being closed, which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, Mr. Suk has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Suk was $ 3,000 as of December 31, 2006.

NOTE 6. INCOME TAXES

                                                         As of December 31, 2006
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 11,926
     Tax Rate                                                         34%
                                                                --------
     Gross deferred tax assets                                     4,055
     Valuation allowance                                          (4,055)
                                                                --------

     Net deferred tax assets                                    $      0
                                                                ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of December 31, 2006, the Company has a net operating loss carryforwards of approximately $11,926. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123, "Share-Based Payment". Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On May 19, 2006 the Company issued a total of 2,000,000 shares of common stock to two directors for cash in the amount of $0.005 per share for a total of $10,000.

As of December 31, 2006 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $3,043 and $11,375 for the three and six month periods ended December 31, 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our SB-2 Registration Statement and compliance with filing requirements.

Our net loss for the three and six months ended December 31, 2006 was $3,043 and $11,375, respectively. Since we have only been incorporated since May 19, 2006, no comparisons are included in this report to previous years.

Cash provided by financing activities since inception through December 31, 2006 was $10,000 resulting from the sale of common stock to our directors, Mr. Jan Aaron Sigurgeirson and Mr. Suk, who each purchased 1,000,000 shares of common stock at $.005 on June 14, 2006.

In order to achieve our business plan goals, we required the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-135852 which became effective on September 13, 2006. Subsequent to our December 31, 2006 financial statements the offering was closed on February 9, 2007 after selling 1,600,000 shares at the offering price of $.025 for total proceeds of $40,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect that our current cash balance of $1,074 will allow us to complete the next month of our business plan without additional funds, at which time funds from our offering are expected to support continued operations. Our directors have verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations. Mr. Suk has advanced funds to the company in the amount of $3,000. This is an interest-free loan to the company with no specific terms of repayment. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

NOVEMBER 2006:

Jon Suk researched and selected--on a per project basis--an artist skilled in Adobe/Macromedia Flash to program the Flash portion of the DVD content. Marine safety equipment to be purchased for installation on the vessel. Jon Suk and Jan Aaron Sigurgeirson continued photography and videography of Salt Spring Island area and approaching passages.

DECEMBER 2006:

Professional video editors were interviewed and a candidate was selected to assist with editing of footage and composing video and sound for the DVD. In order to continue achieving our operational goals, our activities during this period was directed toward securing funding via our SB-2 share offering.

JANUARY 2007:

In order to continue achieving our operational goals, our activities during this period was directed toward securing funding via our SB-2 share offering.

FUTURE MILESTONES:

FEBRUARY 2007:

We plan to attend the Seattle, Victoria and Vancouver Boat Shows to conduct market research and promote the DVD to the public and retailers. A computer will be installed to use as the editing and authoring platform for still images and video footage. Vessel preparation for operations for the spring season will be performed.

MARCH 2007:

Jon Suk and Jan Aaron Sigurgeirson to design and program corporate website. Jan Aaron Sigurgeirson will optimize our website for keywords and links in order to increase its visibility on major search engines. Vessel preparation for operations for the spring season to continue.

APRIL 2007:

Jon Suk to design draft product packaging design for the initial DVD. Jan Aaron Sigurgeirson to write script for DVD narrative. Jon Suk will design and author the DVD, programming footage and script into a menu-driven visual interface. Prototype DVDs will be recorded for testing on computer and dedicated DVD player platforms.

MAY 2007:

Jon Suk will design packaging insert and disc graphics for printing and inclusion into the package of the final product. Jon Suk will design layouts for print advertising to be sent to magazines. Jan Aaron Sigurgeirson will conduct test marketing of DVD at local sales outlets and the online store. Content will be revised as necessary according to feedback received during test marketing.

JUNE 2007:

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

JULY 2007:

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

AUGUST 2007:

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of December 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-135852.

A.   BASIS OF ACCOUNTNG

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected that June 30 end the accounting year.

B.   BASIC EARNINGS PERSHARE

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

February 14, 2007             Coastal Media Inc., Registrant


                              By: /s/ Jan Aaron Sigurgeirson
                                 -----------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President and Principal Executive Officer


February 14, 2007             By: /s/ Jon Suk
                                 -----------------------------------------------
                                 Jon Suk, Director, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 14, 2007             Coastal Media Inc., Registrant


                              By: /s/ Jan Aaron Sigurgeirson
                                 -----------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President and Principal Executive Officer


February 14, 2007             By: /s/ Jon Suk
                                 -----------------------------------------------
                                 Jon Suk, Director, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer