Form 10QSB
period 2007-03-31
COASTAL MEDIA INC.
filed 2007-05-11
CIK 1365748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended March 31, 2007

                        Commission File Number 333-135852


                               COASTAL MEDIA INC.
                 (Name of small business issuer in its charter)


        Nevada                        7812                      20-4952339
(State of incorporation)      (Primary SIC Number)      (IRS Employer ID Number)


                               1574 Gulf Road #139
                             Point Roberts, WA 98281
                    Phone: (360) 226-7310 Fax: (610) 643-9902
          (Address and telephone number of principal executive offices)


                             Jan Aaron Sigurgeirson
                               1574 Gulf Road #139
                             Point Roberts, WA 98281
                    Phone: (360) 226-7310 Fax: (610) 643-9902
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 3,600,000 shares of Common Stock outstanding as of March 31, 2007.

                               COASTAL MEDIA, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Review Report                                                         3

        Balance Sheet                                                         4

        Statement of Operations                                               5

        Statement of Cash Flows                                               6

        Notes to Financial Statements                                         7

Item 2. Management's Discussion and Analysis or Plan of Operation            11

Item 3. Controls and Procedures                                              16

PART II. OTHER INFORMATION

Item 6. Exhibits                                                             17

Signatures                                                                   18

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Coastal Media, Inc.

I have reviewed the condensed balance sheet of Coastal Media, Inc. as of March 31, 2007, and the related condensed statements of operations for the three and nine months ended March 31, 2007and for the period from May 19, 2006 (inception) to March 31, 2007, and condensed statements of cash flows for the six and nine months ended March 31, 2007and for the period from May 19, 2006 (inception) to March 31, 2007. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Coastal Media, Inc. as of June 30, 2006, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated July 13, 2006, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ George Stewart, CPA
-------------------------------
Point Roberts, Washington
May 9, 2007

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   March 31,          June 30,
                                                                     2007               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 35,781           $  9,449
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 35,781              9,449

FIXED ASSETS
  Office Equipment                                                      393                 --
                                                                   --------           --------
TOTAL FIXED ASSETS                                                      393                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 36,174           $  9,449
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan Payable to a Director                                       $     --           $     --
                                                                   --------           --------

TOTAL CURRENT LIABILITIES                                                --                 --

      TOTAL LIABILITIES                                                  --                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,600,000 and 2,000,000 shares issued and
   outstanding as of March 31, 2007 and December 31, 2006             3,600              2,000
  Additional paid-in capital                                         46,400              8,000
  Deficit accumulated during development stage                      (13,826)              (551)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           36,174              9,449
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 36,174           $  9,449
                                                                   ========           ========

                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        May 19, 2006
                                             Nine Months          Three Months           (inception)
                                               Ended                 Ended                through
                                              March 31,             March 31,             March 31,
                                                2007                  2007                  2007
                                             -----------           -----------           -----------
REVENUES
  Revenues                                   $        --           $        --           $        --
                                             -----------           -----------           -----------
TOTAL REVENUES                                        --                    --                    --

PROFESSIONAL FEES                                  4,900                    --                 4,900
GENERAL & ADMINISTRATIVE EXPENSES                  8,375                 1,900                 8,926
                                             -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           13,275                 1,900                13,826
                                             -----------           -----------           -----------

NET INCOME (LOSS)                            $   (13,275)          $    (1,900)          $   (13,826)
                                             ===========           ===========           ===========

BASIC EARNINGS PER SHARE                     $     (0.01)          $     (0.00)
                                             ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     2,297,810             2,906,667
                                             ===========           ===========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         May 19, 2006
                                                                    Nine Months       Three Months        (inception)
                                                                      Ended              Ended              through
                                                                     March 31,          March 31,          March 31,
                                                                       2007               2007               2007
                                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(13,275)          $ (1,900)          $(13,826)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Loan Payable to a Director                                             --             (3,000)                --
                                                                     --------           --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13,275)            (4,900)           (13,826)

CASH FLOWS FROM INVESTING ACTIVITIES
  Office Equipment                                                       (393)              (393)              (393)
                                                                     --------           --------           --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (393)              (393)              (393)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              1,600              1,600              3,600
  Additional paid-in capital                                           38,400             38,400             46,400
                                                                     --------           --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            40,000             40,000             50,000
                                                                     --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        26,332             34,708             35,781

CASH AT BEGINNING OF PERIOD                                             9,449              1,074                 --
                                                                     --------           --------           --------

CASH AT END OF YEAR                                                  $ 35,781           $ 35,781           $ 35,781
                                                                     ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --           $     --
                                                                     ========           ========           ========
  Income Taxes                                                       $     --           $     --           $     --
                                                                     ========           ========           ========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


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

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


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

F. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 19, 2006 (date of inception) to March 31, 2007 and generated a net loss of $13,826. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $35,781 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


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

NOTE 6. INCOME TAXES

                                                            As of March 31, 2007
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 13,826
     Tax Rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      4,701
     Valuation allowance                                           (4,701)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2007, the Company has a net operating loss carryforwards of approximately $13,826. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


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

On February 9, 2007 the Company completed its SB-2 offering and issued a total of 1,600,000 shares of common stock to twenty eight unrelated investors for cash in the amount of $0.025 per share for a total of $40,000.

As of March 31, 2007 the Company had 3,600,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,600,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $1,900 and $13,275 for the three and nine month periods ended March 31, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and compliance with filing requirements.

Our net loss for the three and nine months ended March 31, 2007 was $1,900 and $13,275, respectively. Since we have only been incorporated since May 19, 2006, no comparisons are included in this report to previous years.

Cash provided by financing activities since inception through March 31, 2007 was $50,000. Funds in the amount of $10,000 resulted from the sale of common stock to our directors, Mr. Jan Aaron Sigurgeirson and Mr. Suk, who each purchased 1,000,000 shares of common stock at $.005 on June 14, 2006.

In order to achieve our business plan goals, we required the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-135852 which became effective on September 13, 2006. On February 9, 2007 the offering was closed after selling 1,600,000 shares at the offering price of $.025 for total proceeds of $40,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect that our current cash balance of $35,781 will allow us to complete the next 6 months of our business plan without additional funds, at which time revenues are expected to support continued operations. Our directors have verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

PLAN OF OPERATION

COMPLETED MILESTONES TO IMPLEMENT OUR OPERATIONS

JUNE - AUGUST 2006:

Jon Suk secured the domain name coastalmarinemedia.com for our internet website.

Jan Aaron Sigurgeirson and Jon Suk began preparing M.V. Karmel Bar for operations with hull preparation, powerplant and transmission general maintenance. Jon Suk designed company logo and selected colors for marketing collateral and researched and hired a professional video editor to gather advice on appropriate techniques for gathering video footage. Jan Aaron Sigurgeirson researched the availability of books and DVDs similar in subject matter to our planned product.

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

SEPTEMBER - DECEMBER 2006:

Jon Suk and Jan Aaron Sigurgeirson continued photography and videography of Salt Spring Island area and approaching passages. The imagery collected during our marine operations will be used to develop visual content for the DVD and also to populate our corporate website and planned online store.

Jon Suk researched and selected--on a per project basis--an artist skilled in Adobe/Macromedia Flash to program the Flash portion of the DVD content. Marine safety equipment was purchased for installation on the vessel.

Professional video editors were interviewed and a candidate was selected to assist with editing of footage and composing video and sound for the DVD.

JANUARY - APRIL 2007:

In order to continue achieving our operational goals, our activities during this period was directed toward securing funding via our SB-2 share offering.

Vessel maintenance for marine operations for the spring season was performed. Draft design for the initial DVD's product packaging was developed. A plan for the DVD's menu-driven user interface was developed.

FUTURE MILESTONES:

MAY 2007:

Jon Suk will design packaging insert and disc graphics for printing and inclusion into the package of the final product. As we are test marketing the product, the discs will be manufactured in-house utilizing recordable DVD media and generic jackets, into which printed inserts will be placed. As each disc is recorded singly, the company will issue in effect, a series of prototypes that are refined continually. Until sales volumes exceed approximately 250 discs per month, it is expected that the manufacturing can be retained in-house. When the volume is exceeded, an outside manufacturer may be engaged to replicate the discs. Jon Suk, who has experience working with disc duplication, will manage this process once it becomes necessary to engage an outside vendor to produce discs in quantity. Jon Suk will design layouts for print advertising to be sent to magazines such as "Pacific Yachting" and "Sea." Jan Aaron Sigurgeirson will conduct test marketing of the DVD at local sales outlets such as Volume 2 Books, which specializes in marine-oriented publications and the online store. DVD content will be revised by Jan Aaron Sigurgeirson as necessary according to feedback received during test marketing. Jan Aaron Sigurgeirson is to conduct a vessel haul-out for visual inspection of the hull and undertake any necessary maintenance such as debris removal, repairs, replacement of zinc sacrificial anodes, and application of anti-fouling coating. Jon Suk plans to build the visual content of the website with existing images compiled to date, along with stock images to be purchased from stock photo providers in order to continue to develop a website that is visually engaging and consistent with the marketing efforts of the company.

JUNE 2007:

Jon Suk and Jan Aaron Sigurgeirson will begin marine operations to develop new content for inclusion in a planned follow-up release of a DVD covering the Southern Gulf Islands of British Columbia and San Juan Islands of Washington State. Key Southern Gulf Islands destinations include Bedwell Harbour, Montague Harbour, and Tsehum Harbour. Key San Juan Islands destinations include Friday Harbor and Roche Harbor. Jan Aaron Sigurgeirson plans to expand our local exposure by sending samples of our products to marine specialty retailers in our local target market areas such as Nikka Industries, in the Vancouver area, and West Marine in the Victoria area. Company will continue placement of print advertising in "Pacific Yachting" and "Sea" with Jon Suk managing the communication with the publications. Jon Suk will launch an online store with a secure shopping cart. To support internet store sales, keyword advertising campaigns will be conducted by Jan Aaron Sigurgeirson via Google and other online outlets. Our products will be made available for shipping to online customers in Canada, the U.S., and internationally. To enable credit card payment processing, we plan to enroll with PayPal which provides payment processing for a commission, normally at 3.5% of the total sale.

JULY 2007:

We will continue placement of print advertising with Jon Suk managing the communication with the publications. Depending on order/production requirements a part-time production assistant may be needed to help manufacture DVDs, process orders and payments, ship orders, order supplies and perform customer service duties. There is currently no budget for staff and one will be hired for this purpose if the sales volume and resultant revenue make staff necessary. Jan Aaron Sigurgeirson will begin a direct marketing campaign to contacts made at boat shows by mailing sample product to retailers in our target markets. Nikka Fishing and Marine, Steveston Marine and Hardware, and West Marine are among the key retailers we plan to solicit. Follow-up contact will be made by phone or e-mail by Jan Aaron Sigurgeirson and Jon Suk. Jon Suk and Jan Aaron Sigurgeirson will continue marine operations at the planned areas of coverage as the weather will be optimal for ease and quality of photography. Jan will install a radar system for the vessel and compile footage for the all weather and instrument assisted navigation portions of the DVD.

AUGUST 2007:

Jon Suk and Jan Aaron Sigurgeirson will continue marine operations at the planned areas of coverage which include the Southern Gulf Islands of British Columbia and San Juan Islands of Washington State. Planned areas of focus for this stage of the production cycle will be passages and approaches important to the visitors of the Southern Gulf Islands which are Active Pass, Dodd Narrows, Porlier Pass, and Boundary Pass. Jan Aaron Sigurgeirson will write the accompanying script for the new visual footage. Company will continue placement of print advertising, to be conducted by Jon Suk. We plan to continue expansion of retail outlets for the DVDs in Canada and the U.S. through wholesale and consignment with Jan Aaron Sigurgeirson managing the communications with prospective customers.

SEPTEMBER 2007:

Jon Suk and Jan Aaron Sigurgeirson will continue marine operations at the planned areas of coverage which include the Southern Gulf Islands of British Columbia and San Juan Islands of Washington State. Key Southern Gulf Islands destinations include Maple Bay, Wallace Island, and Winter Cove. Key San Juan Islands destinations include Eastsound and Lime Kiln. Jon Suk and Jan Aaron Sigurgeirson plan to collaborate on the composition of scripts for planned video sections of the disc. Friends and associates in the marine industry will be engaged to provide information or footage as appropriate to the sections of the disc. Jan Aaron Sigurgeirson to conduct periodic maintenance of the vessel to keep it in optimal operating condition. Planned tasks are visual inspection of the vessel structure, powerplant operation, electrical system operation, safety systems such as life vests and fire extinguishers, and changing of required engine oil and components subject to wear-and-tear.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of March 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-135852.

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

                             Coastal Media Inc., Registrant


May 10, 2007                 By: /s/ Jan Aaron Sigurgeirson
                                 -----------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President and Principal Executive Officer


May 10, 2007                 By: /s/ Jon Suk
                                 -----------------------------------------------
                                 Jon Suk, Director, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             Coastal Media Inc., Registrant


May 10, 2007                 By: /s/ Jan Aaron Sigurgeirson
                                 -----------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President and Principal Executive Officer


May 10, 2007                 By: /s/ Jon Suk
                                 -----------------------------------------------
                                 Jon Suk, Director, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer