Form 10QSB/A
period 2007-03-31
COASTAL MEDIA INC.
filed 2007-05-15
CIK 1365748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                             Coastal Media Inc., Registrant


May 14, 2007                 By: /s/ Jan Aaron Sigurgeirson
                                 -----------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President and Principal Executive Officer


May 14, 2007                 By: /s/ Jon Suk
                                 -----------------------------------------------
                                 Jon Suk, Director, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             Coastal Media Inc., Registrant


May 14, 2007                 By: /s/ Jan Aaron Sigurgeirson
                                 -----------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President and Principal Executive Officer


May 14, 2007                 By: /s/ Jon Suk
                                 -----------------------------------------------
                                 Jon Suk, Director, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer