Form 10KSB
period 2007-06-30
COASTAL MEDIA INC.
filed 2007-09-28
CIK 1365748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2007

                        Commission File Number 333-135852


                               COASTAL MEDIA INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                7812                        20-4952339
  (State or other jurisdiction         (Primary Standard Industrial          (IRS Employer
of incorporation or organization)       Classification Code Number)        Identification No.)

                               1574 Gulf Road #139
                             Point Roberts, WA 98281
                     Phone:(360)226-7310 Fax: (610)643-9902
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

For the fiscal year ended June 30, 2007 the company had no revenue.

As of June 30, 2007, the registrant had 3,600,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I

Item 1.  Description of Business                                               3
Item 2.  Description of Property                                              13
Item 3.  Legal Proceedings                                                    13
Item 4.  Submission of Matters to a Vote of Securities Holders                13

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities                13
Item 6.  Management's Discussion and Analysis or Plan of Operation            16
Item 7.  Financial Statements                                                 21
Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            32
Item 8A. Controls and Procedures                                              32

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons         32
Item 10. Executive Compensation                                               34
Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     35
Item 12. Certain Relationships and Related Transactions                       36
Item 13. Exhibits                                                             36
Item 14. Principal Accountant Fees and Services                               36

Signatures                                                                    37

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS AND THEIR MARKETS

Our principal products will be a cruising guides website and multimedia DVD for pleasure boating. We plan to initially sell these DVDs in Canada and the U.S. through our online internet store and retail outlets. The website will have a public section as well as paid subscriber area containing information and media not available on the public site. We will write, photograph, video and produce DVDs geared to the cruising and recreational boating market to provide a cruising guide to popular destinations beginning in the Northwest. We will photograph and film from the water, key passages to destinations. A website will be designed and programmed to sell the DVDs and complement the DVD's content with additional resources.

We intend to incorporate into the DVD digitized navigational charts, motion graphics such as Flash, diagrams and video footage along with text and voice commentary. Coastal Media DVDs will be made with high quality materials in environmentally responsible packaging that will have a minimum impact on the environment, and wherever possible, incorporate materials that are recyclable. The DVDs will be recorded and labeled in-house using recordable media and inkjet printer. If the demand for the product exceeds our ability to produce in-house, the DVDs will be duplicated at a mass-manufacturing facility such as Cinram. In-house recording on demand will allow the company to produce timely updates to our content on an ongoing basis without the large capital expense of ordering mass-manufactured DVDs.

Coastal Media DVDs will appeal to the boat owners and operators who are traveling, or plan to travel, to and within the geographic regions we plan to cover in our products, as well as those with general interest in boating. Our Coastal Media DVDs will initially be sold in Canada and through our online internet store to customers seeking practical guides to cruising within the coastal areas to be included in our DVDs.

The area we initially plan to develop content for in the initial product is Ganges Harbour on Salt Spring Island, B.C., a popular cruising destination in the Pacific Northwest. We will develop new products based on the remainder of the B.C. Southern Gulf Islands and popular harbors and recreational areas such as Bedwell Harbour, Montague Harbour and Tsehum Harbour. We further plan to develop content for the San Juan Islands and their popular destinations. Upon completion of these areas, and pending viability for expansion and availability of capital, we plan to develop content in more remote destinations such as Desolation Sound in the central coast of British Columbia, as well as international areas such as the Caribbean and the Adriatic Sea.

The subject matter we plan to include in the multimedia content of the DVDs includes:

Destination guides - Navigation tips and destination information to describe the different routes to the destination.

General navigation concepts such as vessel maneuvering, navigation tools and techniques such as visual navigation, electronic navigation such as GPS (Global Positioning System) and RADAR, weather reports and tides and currents tables for optimal travel through popular passages.

Radio protocols - The use of commercial traffic information to become aware of key vessel traffic within the travel area for ease of navigation and collision avoidance.

Piloting/Pilothouse Guide - Visual guides to the rules of the road, courtesy when encountering other vessels

Trip planning - Recreation and shopping guides for the areas of coverage.

Provisions and Menu planning - Stocking the boat with food provisions and ideas for complementing fish and seafood commonly found in the destination areas.

Cruising with children and pets.

Content Development Platform:
The multimedia content to be developed requires on-the-water presence in order to simulate suggested navigational approaches and information. Jon Suk owns ex-fishing vessel M.V. Karmel Bar which is provided to the company as the platform for transportation to and from destinations content creation, as well as the following equipment for use by the company to develop the multimedia content: Canon EOS20D professional digital camera, Canon Elura digital video
(DV) camera, Garmin GPSMAP 298C marine GPS & depth sonar. Digital photography and videography are reviewed and edited on an onboard computer and catalogued for content assembly.

Operational Best Practices:
While there are no regulations requiring the adoption, installation and use of commercial grade safety equipment on our vessel, the company outfitted and operates the M.V. Karmel Bar in a manner consistent with the directors' professional experience on commercially licensed vessels, and with the content provided in our DVDs. The vessel has been prepared for operations with the addition of safety equipment including life jackets, inflatable emergency life raft, RADAR, 2 VHF radios (one tuned to the prevailing coast guard channel, and one tuned to the prevailing commercial traffic channel for the areas within which we are operating)

Environmental best practices:
The company operates the vessel using a best practices approach that includes minimal discharge from the vessel bilge by using widely available pump-out facilities located at major harbors. Wherever available, the vessel M.V. Karmel Bar is fueled with bio-diesel during its operations.

Hull & engine maintenance:
Operation of a vessel in a marine environment results in wear and tear on the vessel, the power plant and peripheral equipment. The vessel consumes an average of 25 litres of diesel fuel per hour at cruising speed and regular maintenance required at every 100 hours of operation. The boat requires a `haul-out' at a dry dock facility equipped with a travel-lift system in order to conduct hull maintenance to remove organisms that will attach to the hull during our operations, and to conduct necessary repair if needed, along with re-application of anti-fouling coating to discourage the growth of organisms on the hull of the vessel.

Overhead & expenses:
Fuel, vessel maintenance, office, marketing, computer for media editing and production, web application and Flash programming.

As our content is developed and product offerings expanded, additional website domain name names will need to be secured and purchased in order to best market our products.

Sales Policy:
Buyers of our products will be offered a money-back guarantee (within 7 days of receipt of delivery by carrier) to ensure customer satisfaction. Customers who buy from a retailer will return their DVD to the original purchase location, who will then return it to us for reimbursement. Customers who buy from our online store will be required to cover shipping charges to return it to us.

DISTRIBUTION METHODS

We initially plan to market and distribute Coastal Media's DVDs in Canada and through our online internet store. We will wholesale or consign our DVDs to book and media distributors, marine specialty and general interest book stores, and marine chandlery shops in Canada. Once we start to become better known we hope to be able to export to the United States and internationally by attendance at industry and trade shows such as the Seattle Boat Show.

We will fulfill all internet customer orders from our office on Salt Spring Island, BC, Canada. We will pack the items and then deliver them via Canada Post's Parcel Service or other shipping company for distribution to consumers in Canada and internationally. We are committed to shipping accurate orders, efficiently and in a timely manner. Delivery time is currently estimated to be within three to five business days from the date of the receipt of the order for domestic orders and ten to fifteen business days for international orders. We will charge each customer in advance for the shipping costs associated with the order. Any import duties or taxes in effect and payable at the destination will be the responsibility of the customer.

The typical shopping experience at our online store will begin with the display of DVDs and description of the content and areas covered, and order fulfillment including the ordering process and extending through product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship orders quickly to a customer and being responsive when handling customer inquiries is as important to customer satisfaction as a superior product. We believe that a high level of customer service and support is critical to retaining and expanding a reliable, repeat customer base and for establishing and maintaining a trusted brand name. Accordingly, while we currently do not have the financial resources, or the need to employ any customer service personnel, we do intend to develop a stringent customer service policy. Once we commence sales, management will be available by phone or via e-mail, from 9:00 a.m. to 5:00 p.m., Pacific Standard Daylight Time, Monday through Friday, and during non-business hours via voicemail. Our directors have agreed to alternate using a mobile phone that has the customer service phone number forwarded to it so if they are not in the office, one of them will be always be available between 9:00 a.m. and 5:00 p.m., Monday through Friday to address customer service issues if required. We will provide order and shipping confirmations (with tracking numbers) or notifications of out-of-stock items to customers via e-mail. We are dedicated to providing superior customer satisfaction to secure repeat customers and referrals.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

The marine publishing industry is large, diverse and well established. We compete against other small companies like ours, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours. An example of the companies we compete with is Cruiser's Guide to the San Juan's. Our research to date has shown there is no cruising-guide DVDs in our planned areas of content development with the exception of the San Juan Islands.

We believe that our competitive strengths consist of the quality of the visual and audio content, practical information, educational and entertainment value and a well-designed online shop. Although there are many companies that produce boating videos and DVDs, much of the content is dry and academic. As we plan to target our DVDs toward an affluent and leisure seeking clientele, we believe that informational content should be provided in a concise, engaging manner. With such an approach to our product we believe that we will develop a niche market with few direct competitors at the early stage. The cruising market is comprised of an affluent demographic. We believe that the consumers in this market are willing to pay higher prices for an informational DVD product than they would pay for an entertainment DVD such as motion picture or travel DVDs. While conducting our research we were unable to find many products geared directly to our target market and we could only find a few companies that specialized in producing boating DVDs. The market is still largely filled with VHS video cassettes which we believe do not offer the same level of convenience and functionality of a menu-driven DVD. Generally speaking, a major online retailer, Boating DVD, has its limited selection of DVDs priced at $39.95. We believe that a similar price range of $39.95 to $49.95 will be a competitive price for the Coastal Media DVDs.

SOURCES AND AVAILABILITY OF PRODUCTS

We currently source our materials including blank DVD recordable media and cases from EMJ Datasystems of Guelph, Ontario, Canada. However, they need not be the exclusive or major provider of raw materials as recordable DVD media is a widely available commodity product available from many wholesale and retail outlets. We source the materials and are responsible for production. We do not currently have any long-term agreements in place for the supply of recordable discs, mass-manufactured discs, disc cases or other raw materials that compose our product. Although we choose only high quality materials in the manufacture of our DVDs, they are readily available from a large number of suppliers in Canada, the U.S. and abroad. We will continually source new materials from other suppliers who may produce different materials, materials of higher quality or similar materials that are lower priced.

We initially plan to be responsible for the manufacturing of our DVDs. This will enable us to manufacture our DVDs in smaller batches without requiring a large amount of working capital required by factory duplication, and ensure quality control. We recognize that, if we grow, we may require additional employees or contractors for manufacturing our DVDs. If the demand for our DVDs exceeds our capacity for production, we believe the revenue generated will enable us to produce the DVDs through a contract manufacturer.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that, because of the potential wide base of customers for our products, there will be no problem with dependence on one or few major customers. Should a large publishing company or major distributor or retailer show interest in either an exclusive or non-exclusive agreement for the sale of our DVDs in large volumes, the company will pursue it if we feel it is in the best interest of the company.

PATENTS AND TRADEMARKS

We believe our products to be unique. We currently have no patents or trademarks for our products or brand name; however, as business is established and operations expand, we may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and product line names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design, products, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and content. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS

We do not require any government approval for the manufacturing or distribution of any of our products.

We are subject to regulation by the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries where we might market and sell our products. Also, regulations in individual countries that we plan to export our products to could always adversely change for us by imposing or increasing quotas, duties and taxes, limiting the amount of products we can export to their country or making our goods less competitive compared to products exported from other countries.

We are not subject to any government regulations in Canada where we intend to have our DVDs manufactured and sold initially. Once we start to export our DVDs we will have to ensure that we comply with labelling and advertising regulations imposed by each country that we intend to export our products to.

GOVERNMENT AND INDUSTRY REGULATION

We are subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We are also subject to common business and tax rules and regulations pertaining to the operation of our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date.

ENVIRONMENTAL LAWS

Our operations are not subject to any environmental laws.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have two employees, both of which are our executive officers, Jan Aaron Sigurgeirson and Jon Suk. Jan Aaron Sigurgeirson devotes approximately 8 - 12 hours a week on company organization, laying out future marketing and sales plans and designing our web site and products. Jon Suk devotes 8 - 12 hours per week to our business and currently is responsible for sourcing suppliers for materials and manufacturing our DVDs. Our directors have agreed to alternate using a mobile phone that has the customer service phone number forwarded to it so if they are not in the office, one of them will be always be available between 9AM and 5PM Monday through Friday to address customer service issues if required. If the demand for our DVDs exceeds our capacity for order fulfillment, we believe the revenue generated will enable us to hire staff to meet the demand. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

OUR OFFICERS AND DIRECTORS CURRENTLY DEVOTE ONLY PART TIME SERVICES TO THE COMPANY AND ARE ALSO INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE THEY MAY HAVE. THIS COULD RESULT IN THEIR INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Jan Aaron Sigurgeirson, the president and director of the company, currently devotes approximately 8-12 hours per week to company matters. Jon Suk, our secretary and director, also currently devotes approximately 8-12 hours per week to company matters. Our directors have agreed to alternate using a mobile phone that has the customer service phone number forwarded to it so if they are not in the office, one of them will be always be available between 9AM and 5PM Monday through Friday to address customer service issues if required. Our business plan does not provide for the hiring of any additional employees until sales will support the expense. Until that time the responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon Mr. Sigurgeirson and Mr. Suk. Mr. Sigurgeirson has not had experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with their other business activities. In the event they are unable to fulfill any aspect of their duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN OUR SHARES IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated in June 2006; we have only recently completed our offering and commenced our business operations; and we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON OUR CASH TO FULLY FUND OUR BUSINESS. IF WE DO NOT GENERATE REVENUE, OUR BUSINESS WILL FAIL.

Our current cash balance is $30,844. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

WE DO NOT HAVE ANY ADDITIONAL SOURCE OF FUNDING FOR OUR BUSINESS PLANS AND MAY BE UNABLE TO FIND ANY SUCH FUNDING IF AND WHEN NEEDED, RESULTING IN THE FAILURE OF OUR BUSINESS.

We do not have an alternate source of funds should we fail to generate revenues. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

If we are not successful in our business plans and generate revenue, we will be faced with several options:

     1.   abandon our business plans, cease operations and go out of business;
     2.   continue to seek alternative and acceptable sources of capital; or
     3.   bring in additional capital that may result in a change of control.

THE MARINE PUBLISHING AND MEDIA INDUSTRY IS HIGHLY COMPETITIVE. IF WE CANNOT DEVELOP AND MARKET A DESIRABLE OFFERING OF DVDS THAT THE PUBLIC IS WILLING PURCHASE, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

The marine publishing and media industry is intensely competitive. We compete against a number of large well-established companies with greater name recognition, a more comprehensive range of products, and with substantially larger resources than ours; including production and distribution capabilities.

In addition to these large competitors there are numerous smaller operations that have developed and are marketing products similar to ours. Our competitors include Magic Lamp Productions and Bennett Marine Video. We are developing a type of product that has not been widely adopted in the marine publishing industry. There can be no assurance that we can compete successfully with DVDs in this established market dominated by the printed book and video cassette media formats. If we cannot successfully develop a niche market in this highly competitive industry, we may never be able to generate revenues or become profitable.

OUR CONTINUED OPERATIONS DEPEND ON THE PUBLIC'S ACCEPTANCE OF OUR DVDS. IF THE PUBLIC DOESN'T FIND OUR PRODUCTS DESIRABLE WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH WOULD RESULT IN A FAILURE OF OUR BUSINESS AND A LOSS OF ANY INVESTMENT YOU MAKE IN OUR SHARES.

The ability to produce a line of DVDs that the public finds desirable and willing to purchase is critically important to our success. We cannot be certain that the DVDs that we offer will be appealing to the public and as a result there may not be any demand for our products and our sales could be limited and we may never realize any revenues.

BECAUSE OUR MANAGEMENT HAS NO DIRECT EXPERIENCE IN THE MARINE PUBLISHING INDUSTRY, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our officers and directors have no direct experience in the marine publishing industry. With no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not take into account standard purchasing, marketing or managerial approaches that publishing companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

VOLATILE COMMODITY ENERGY PRICES POSE A RISK TO OUR BUSINESS OPERATIONS.

Because of our heavy reliance on diesel fuel to power our vessel in order to research and develop our content, sudden and significantly higher fuel price increases in the future will adversely affect our ability to conduct marine operations and to collect our content in a comprehensive manner to support the development of our product.

MAJOR MECHANICAL FAILURE OR LOSS OF VESSEL WILL POSE A SIGNIFICANT RISK TO CONTINUED BUSINESS OPERATIONS.

The company does not own the vessel from which it conducts operations. Should the vessel become unavailable for use through accident, loss, or major mechanical failure such as loss of engine, the company has no provisions to procure a replacement vessel and may not be able to perform major component replacement on the vessel to return it to operational status.

BECAUSE WE DO NOT CURRENTLY HAVE ANY PATENT OR TRADEMARK PROTECTION FOR OUR PROPOSED DVDS THERE IS NO GUARANTEE SOMEONE ELSE WILL NOT DUPLICATE OUR IDEAS AND BRING THEM TO MARKET BEFORE WE DO, WHICH COULD SEVERELY LIMIT OUR PROPOSED SALES AND REVENUES.

We currently have no patents or trademarks for our planned products or brand name. If business operations become established, we may seek such protection, however, we currently have no plans to do so. Since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our products, web site design or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

WE WILL BE SUBJECT TO THE MANY RISKS OF DOING BUSINESS INTERNATIONALLY, INCLUDING BUT NOT LIMITED TO THE DIFFICULTY OF ENFORCING LIABILITIES IN FOREIGN JURISDICTIONS, MAKING IT DIFFICULT FOR AN INVESTOR TO EFFECT SERVICE UPON THE COMPANY.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. In addition, we operate as a foreign corporation doing business in Canada and are subject to the local laws of Canada governing investor's ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Canadian courts having jurisdiction without reexamination of the merits of the case.

Since all of our officers and directors reside outside the United States, substantially all or a portion of the assets of each are located outside the United States. As a result, it may not be possible for investors to affect service of process within the United States upon such persons or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States.

BECAUSE WE OPERATE IN A FOREIGN COUNTRY, OUR BUSINESS WILL BE SUBJECT TO FOREIGN CURRENCY FLUCTUATIONS AND RISKS WHICH COULD SEVERELY IMPACT OUR REVENUES AND RESULTS OF OPERATIONS.

While our bank account is in U.S. Dollars and is held in a U.S. bank, we will be conducting the majority of our business, at least initially, in the Canadian Dollar. The Canadian Dollar has traded in a fairly narrow range over the past several years so we currently only have limited exposure to exchange rate fluctuations. At some point in the future the exchange rate could fluctuate substantially more which would cause us exposure to exchange rate risk as our profits would then be subject to exchange rate fluctuations. If in the future there are much wider fluctuations in the exchange rate, we could reduce our transaction and translation gains and losses associated with converting foreign currency into U.S. Dollars by entering into foreign exchange forward contracts to hedge certain transaction and translation exposures.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not currently own any property. Our administrative offices are currently located at the residence of our President, Jan Aaron Sigurgeirson at 231 Kings Lane, Salt Spring Island, BC V8K 2P7 Canada. Beginning August 1, 2006 we began paying $100 per month for the use of the facilities, consisting of a small office and an area used for production of our DVDs.

For our marine operations we utilize the vessel of our Secretary, Jon Suk, the M.V. Karmel Bar while we are in the organizational stage. We began paying him a monthly rent of $50 for the vessel in July 1, 2006. The Karmel Bar is a classic motor vessel of wooden construction, built by Albion Shipyards in 1967. It was used, prior to acquisition by Jon Suk, as a commercial fishing vessel on the coast of British Columbia and Alaska. The vessel is powered by a 146HP GM Bedford diesel engine, manufactured in England. The transmission is a Borg-Warner Velvet Drive reduction gear which drives a single shaft and screw for propulsion. The vessel is equipped with sleeping accommodation for a total of 3 crewmembers, a marine head, an oil stove for heating and cooking and a fresh water storage tank.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended June 30, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol "CSLA". To date there has not been an active trading market.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SHARES AVAILABLE UNDER RULE 144

There are currently 2,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 2,000,000 shares are held by affiliates, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

HOLDERS

As of June 30, 2007, we have 3,600,000 Shares of $0.001 par value common stock issued and outstanding held by 30 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have generated no revenue since inception and have incurred $18,682 in expenses through June 30, 2007.

The following table provides selected financial data about our company for the years ended June 30, 2007 and 2006.

           Balance Sheet Data:         6/30/07             6/30/06
           -------------------         -------             -------
           Cash                       $ 30,844             $ 9,449
           Total assets               $ 31,318             $ 9,449
           Total liabilities          $      0             $     0
           Shareholders' equity       $ 31,318             $ 9,449

Cash provided by financing activities from inception was $50,000, resulting from the sale of $10,000 of our common stock to our directors and $40,000 in an initial public offering, which was completed on February 9, 2007.

PLAN OF OPERATION

GOING CONCERN

We were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on September 13, 2006. We completed our offering of 1,600,000 common shares on February 9, 2007. Our budget is based on operations which will be completely funded by the $40,000 raised through our offering. We currently have $30,844 in cash.

We incurred operating expenses of $18,131 and $551 for the years ended June 30, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the years ended June 30, 2007 and 2006 was $18,131 and $551, respectively.

MILESTONES FOR BUSINESS OPERATIONS

The following criteria for the milestones are based on management's estimates only.

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

MAY 2007:

Jon Suk designed drafts of packaging insert and disc graphics for the disc package. Prototype discs were test recorded in-house utilizing recordable DVD. Until sales volumes exceed approximately 250 discs per month, discs are manufactured in-house. When the volume is exceeded, an outside manufacturer may be engaged to replicate the discs. Jon Suk, who has experience working with disc duplication, will manage this process once it becomes necessary to engage an outside vendor to produce discs in quantity. DVD content and scripts were revised by Jan Aaron Sigurgeirson. Routine vessel maintenance was performed by Jan Aaron Sigurgeirson for visual inspection of the deck and hull interior. Necessary maintenance including debris removal, repairs, inspection of zinc sacrificial anodes, and application of deck coating was performed. Jon Suk developed the visual content of the website with existing images compiled to date in order to continue to develop a website that is visually engaging and consistent with the marketing plan of the company.

JUNE 2007:

Jon Suk conducted marine operations to develop additional visual content, covering the Southern Gulf Islands to include Bedwell Harbour, Montague Harbour, and Tsehum Harbour. Jan Aaron Sigurgeirson conducted research and development for competitive comparisons at marine specialty retailers in our local target market areas such as Nikka Industries, in the Vancouver area, and West Marine in the Victoria area. Jon Suk performed rough edits of video footage.

JULY 2007:

Jon Suk and Jan Aaron Sigurgeirson continued marine operations at the planned areas of coverage to continue adding to our footage and photography library. Jan Aaron Sigurgeirson evaluated radar systems for the vessel which is needed in the fall to compile footage for the all-weather and instrument assisted navigation portions of the DVD.

AUGUST 2007:

Jon Suk and Jan Aaron Sigurgeirson continued marine operations at the planned areas of coverage in the Southern Gulf Islands of British Columbia. Areas of focus for this stage of the production cycle was passages and approaches important to the visitors of the Southern Gulf Islands which are Active Pass, Dodd Narrows, Porlier Pass, and Boundary Pass. Jan Aaron Sigurgeirson wrote the accompanying script for the new visual footage.

FUTURE MILESTONES:

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

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended June 30, 2007 immediately follow.

                              COASTAL MEDIA, INC.

                                      INDEX

Report of Independent Registered Public Accounting Firm                       23

Financial Statements:

   Balance Sheet - June 30, 2007 and 2006                                     24

   Statement of Operations - Years ended June 30, 2007 and 2006               25
                             May 19, 2006 through June 30, 2007

   Statement of Stockholders' Equity - Years ended June 30, 2007 and 2006     26
                                       May 19, 2006 through June 30, 2007

   Statement  of Cash Flows - Years  ended June 30, 2007 and 2006             27
                              May 19, 2006 through June 30, 2007

Notes to Financial Statements                                                 28

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Coastal Media, Inc.

I have audited the accompanying balance sheet of Coastal Media, Inc. (A Development Stage Company) as of June 30, 2007 and 2006, and the related statement of operations, stockholders' equity and cash flows for the years ended June 30, 2007 and 2006 the period from May 19, 2006 (inception), to June 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coastal Media, Inc., (A Development Stage Company) as of June 30, 2007 and 2006, and the results of its operations and cash flows for the years ended June 30, 2007 and 2006 and from May 19, 2006 (inception), to June 30, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
September 27, 2007

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,           June 30,
                                                                     2007               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 30,844           $  9,449
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 30,844              9,449

FIXED ASSETS
  Office Equipment                                                      474                 --
                                                                   --------           --------
TOTAL FIXED ASSETS                                                      474                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 31,318           $  9,449
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan Payable to a Director                                       $     --           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 --

TOTAL LIABILITIES                                                        --                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,600,000 and 2,000,000 shares issued and
   outstanding as of June 30, 2007 and December 31, 2006              3,600              2,000
  Additional paid-in capital                                         46,400              8,000
  Deficit accumulated during development stage                      (18,682)              (551)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           31,318              9,449
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 31,318           $  9,449
                                                                   ========           ========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                    May 19, 2006
                                                                                     (inception)
                                            Year Ended           Year Ended            through
                                             June 30,             June 30,             June 30,
                                               2007                 2006                 2007
                                            ----------           ----------           ----------
REVENUES
  Revenues                                  $       --           $       --           $       --
                                            ----------           ----------           ----------
TOTAL REVENUES                                      --                   --                   --

PROFESSIONAL FEES                                6,900                   --                6,900
DEPRECIATION                                        35                   35
GENERAL & ADMINISTRATIVE EXPENSES               11,197                  551               11,748
                                            ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         18,131                  551               18,682
                                            ----------           ----------           ----------

NET INCOME (LOSS)                           $  (18,131)          $     (551)          $  (18,682)
                                            ==========           ==========           ==========

BASIC EARNINGS PER SHARE                    $    (0.01)          $    (0.00)
                                            ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   2,622,466            2,000,000
                                            ==========           ==========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 19, 2006 (Inception) through June 30, 2007
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                           Common       Additional      Accumulated
                                              Common       Stock         Paid-in          During
                                              Stock        Amount        Capital        Development       Total
                                              -----        ------        -------        -----------       -----
BALANCE, MAY 19, 2006                              --     $    --       $     --        $      --       $      --

Stock issued for cash on May 19, 2006
 @ $0.005 per share                         2,000,000       2,000          8,000                           10,000

Net loss, June 30, 2006                                                                      (551)           (551)
                                           ----------     -------       --------        ---------       ---------

BALANCE, JUNE 30, 2006                      2,000,000     $ 2,000       $  8,000        $    (551)      $   9,449
                                           ==========     =======       ========        =========       =========
Stock issued for cash on February 9, 2007
 @ $0.025 per share                         1,600,000       1,600         38,400                           40,000

Net loss, June 30, 2007                                                                   (18,131)        (18,131)
                                           ----------     -------       --------        ---------       ---------

BALANCE, JUNE 30, 2007                      3,600,000     $ 3,600       $ 46,400        $ (18,682)      $  31,318
                                           ==========     =======       ========        =========       =========


See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          May 19, 2006
                                                                                                           (inception)
                                                                      Year Ended         Year Ended          through
                                                                       June 30,           June 30,           June 30,
                                                                         2007               2006               2007
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(18,131)          $   (551)          $(18,682)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Loan Payable to a Director                                              --                 --                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (18,131)              (551)           (18,682)

CASH FLOWS FROM INVESTING ACTIVITIES
  Office Equipment                                                         (509)                --               (509)
  Depreciation                                                               35                 --                 35
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (474)                --               (474)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                1,600              2,000              3,600
  Additional paid-in capital                                             38,400              8,000             46,400
                                                                       --------           --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            40,000             10,000             50,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          21,395              9,449             30,844

CASH AT BEGINNING OF PERIOD                                               9,449                 --                 --
                                                                       --------           --------           --------
CASH AT END OF YEAR                                                    $ 30,844           $  9,449           $ 30,844
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Coastal Media Inc. (the Company) was incorporated under the laws of the State of Nevada on May 19, 2006. The Company was formed to engage in the business of manufacturing, marketing, distributing and selling its marine DVDs.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has commenced limited start up operations.

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

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 19, 2006 (date of inception) to June 30, 2007 and generated a net loss of $18,682. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $30,844 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


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

NOTE 6. INCOME TAXES

                                                             As of June 30, 2007
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 18,682
     Tax Rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      6,352
     Valuation allowance                                           (6,352)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of June 30, 2007, the Company has a net operating loss carryforwards of approximately $18,682. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2007


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

As of June 30, 2007 the Company had 3,600,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,600,000 shares issued and outstanding.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

       Name and Address                      Age            Position(s)
       ----------------                      ---            -----------
     Jan Aaron Sigurgeirson                  43         President, CEO and
     231 Kings Lane                                     Chairman of the Board
     Salt Spring Island, BC V8K 2P7

     Jon Suk                                 42         Treasurer, CFO,
     136 Bradley Road                                   Secretary and Director
     Salt Spring Island, BC V8K 1J5

The persons named above have held their offices/positions since inception of our Company and are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

MR. JAN AARON SIGURGEIRSON has been President, CEO and Chairman of the Board of Directors of the Company since inception. From April 2001 to present, he is self-employed, operating Aladdin Website Solutions, located in Salt Spring Island, B.C., an internet services provider specializing in search engine optimization, website management, and systems consulting. From May 2001 to present he has been employed by Gulf Islands Water Taxi Ltd., a privately held B.C. corporation located in Salt Spring Island, B.C., as a vessel master and deckhand. From January 1998 to March 2001 he was employed at Halliburton UK Ltd., in the position of Systems Security Analyst, in Aberdeen, Scotland. Prior to 2001, Mr. Sigurgeirson had been employed as a commercial fisherman for 18 years off the coast of British Columbia from Vancouver to the Haida Gwaii both inshore and offshore. Mr. Sigurgeirson has lectured at the University of British Columbia in Vancouver, B.C., and at Malaspina College in Nanaimo, B.C., on the subject of internet search engine optimization for websites.

Mr. Sigurgeirson attended Aberdeen College in Aberdeen, Scotland, UK from 1999 to 2001 in the Higher National Certificate for Computing programmer.

MR. JON SUK has been the Treasurer, CFO, Secretary and a Director of our company since inception. From March 2001 to the present he has been President of BN-Borealis Networks, Inc., a privately held B.C. corporation. Borealis Networks, located in Salt Spring Island, B.C., is an internet services provider specializing in website hosting services, website development, e-commerce and technical consulting. From May 1993 to March 2001 he was President of Image Factory, a privately held B.C. corporation located in Richmond, B.C. Image Factory, Inc. is a digital imaging pre-press studio with graphic design and systems consulting support. He has also served as a Director of Image Factory from May 1993 to present. From November 1999 to May 2001 he was President and a Director of Bidder Communications. Inc., a publicly traded Nevada corporation that operated as an internet auction provider located in Vancouver, B.C. He is currently President and a Director of Mystica Candle Corp. from June 2005 to present.

Mr. Suk attended the University of British Columbia in Vancouver, B.C. where he studied English Literature from 1985 to 1989.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and two officer and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees. ITEM 10 -

ITEM 10 - EXECUTIVE COMPENSATION

Currently, our officers and/or directors are not being compensated for their services during the development stage of our business operations.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, none of our officers, directors or employees are party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jan Aaron
Sigurgeirson    2007     0          0          0            0         0             0             0          0
CEO,
President,
Director        2006     0          0          0            0         0             0             0          0

Jon Suk         2007     0          0          0            0         0             0             0          0
Treasurer,
Secretary,
CFO, Director   2006     0          0          0            0         0             0             0          0


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Jan Aaron      0             0               0           0          0            0           0            0            0
Sigurseirson

Jon Suk        0             0               0           0          0            0           0            0            0

                              DIRECTOR COMPENSATION

                                                                    Change in
                                                                     Pension
                                                                    Value and
                   Fees                             Non-Equity     Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Jan Aaron            0         0           0             0               0               0            0
Sigurseirson

Jon Suk              0         0           0             0               0               0            0

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

       Name and Address                   No. of             Percentage
       Beneficial Owner                   Shares            of Ownership
       ----------------                   ------            ------------
     Jan Aaron Sigurgeirson              1,000,000               30%
     136 Bradley Road
     Salt Spring Island, BC V8K 1J5

     Jon Suk                             1,000,000               30%
     136 Bradley Road
     Salt Spring Island, BC V8K 1J5

     All Officers and
      Directors as a Group (2)           2,000,000               60%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In June 2006, 1,000,000 shares were issued to Jan Aaron Sigurgeirson, an officer and director and 1,000,000 shares were issued to Jon Suk, an officer and director, in exchange for $.005 per share, or a total of $10,000 in cash.

Beginning July 1, 2006 the company will pay a monthly rent of $50 to Mr. Suk for the use of his vessel for marine operations. Beginning August 1, 2006 the company will pay a monthly rent of $100 to Mr. Sigurgeirson for the use of the administrative offices.

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------
        3(i)         Articles of Incorporation*
        3(ii)        Bylaws*
       31.1          Sec. 302 Certification of CEO
       31.2          Sec. 302 Certification of CFO
       32.1          Sec. 906 Certification of CEO
       32.2          Sec. 906 Certification of CFO

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on July 19, 2006 under File Number 333-135852.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended June 30, 2007, the total fees charged to the company for audit services, including quarterly reviews were $5,400, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended June 30, 2006, no fees were charged to the company for audit services, audit-related services, tax or other services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 2007            Coastal Media Inc., Registrant


                              By: /s/ Jan Aaron Sigurgeirson
                                 -----------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President and Principal Executive Officer


September 28, 2007            By: /s/ Jon Suk
                                 -----------------------------------------------
                                 Jon Suk, Director, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer