Form 10QSB
period 2007-09-30
COASTAL MEDIA INC.
filed 2007-11-14
CIK 1365748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2007

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

There were 3,600,000 shares of Common Stock outstanding as of September 30, 2007.

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------


                                                                    As of              As of
                                                                 September 30,        June 30,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 25,450           $ 30,844
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 25,450             30,844

FIXED ASSETS
  Office Equipment                                                    4,136                474
                                                                   --------           --------
TOTAL FIXED ASSETS                                                    4,136                474
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 29,586           $ 31,318
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                            $     50           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                50                 --

      TOTAL LIABILITIES                                                  50                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,600,000 shares issued and outstanding
   as of September 30, 2007 and June 30, 2007                         3,600              3,600
  Additional paid-in capital                                         46,400             46,400
  Deficit accumulated during development stage                      (20,464)           (18,682)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           29,536             31,318
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 29,586           $ 31,318
                                                                   ========           ========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          May 19, 2006
                                                Three Months         Three Months         (inception)
                                                   Ended                Ended               through
                                                September 30,        September 30,        September 30,
                                                    2007                 2006                 2007
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                        --                3,900                6,900
GENERAL & ADMINISTRATIVE EXPENSES                     1,782                4,432               13,564
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               1,782                8,332               20,464
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (1,782)          $   (8,332)          $  (20,464)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $     0.00           $     0.00
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        3,600,000            2,000,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      May 19, 2006
                                                                Three Months       Three Months       (inception)
                                                                   Ended              Ended             through
                                                                September 30,      September 30,      September 30,
                                                                    2007               2006               200
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (1,782)          $ (8,332)          $(20,464)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Payable to a Director                                              50                 --                 50
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (1,732)            (8,332)           (20,414)

CASH FLOWS FROM INVESTING ACTIVITIES
  Office Equipment                                                  (3,662)                --             (4,171)
  Depreciation                                                          --                 --                 35
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (3,662)                --             (4,136)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              3,600
  Additional paid-in capital                                            --                 --             46,400
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             50,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (5,394)            (8,332)            25,450

CASH AT BEGINNING OF PERIOD                                         30,844              9,449                 --
                                                                  --------           --------           --------
CASH AT END OF YEAR                                               $ 25,450           $  1,117           $ 25,450
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 19, 2006 (date of inception) to September 30, 2007 and generated a net loss of $20,464. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $25,450 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

NOTE 6. INCOME TAXES

                                                        As of September 30, 2007
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 20,464
     Tax Rate                                                         34%
                                                                --------
     Gross deferred tax assets                                     6,958
     Valuation allowance                                          (6,958)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of September 30, 2007, the Company has a net operating loss carryforwards of approximately $20,464. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

As of September 30, 2007 the Company had 3,600,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,600,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $1,782 for the three month period ended September 30, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and compliance with filing requirements.

Our net loss for the three months ended September 30, 2007 and 2006 was $1,782 and $8,332, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

We expect that our current cash balance of $25,450 will allow us to complete the next 6 months of our business plan without additional funds, at which time revenues are expected to support continued operations. Our directors have verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

Jon Suk researched and selected - on a per project basis - an artist skilled in Adobe/Macromedia Flash to program the Flash portion of the DVD content. Marine safety equipment was purchased for installation on the vessel.

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

SEPTEMBER/OCTOBER 2007:

Jon Suk and Jan Aaron Sigurgeirson continued marine operations at the planned areas of coverage which include the Southern Gulf Islands of British Columbia and San Juan Islands of Washington State. Key Southern Gulf Islands destinations include Maple Bay, Wallace Island, and Winter Cove. Key San Juan Islands destinations include Eastsound and Lime Kiln.

FUTURE MILESTONES:

NOVEMBER 2007:

Jan Aaron Sigurgeirson to conduct seasonal maintenance of the vessel to maintain ship and powerplant integrity and operability during the winter season. Planned tasks are visual inspection of the vessel structure, powerplant operation, electrical system operation, safety systems such as life vests and fire extinguishers, and changing of required engine oil and components subject to wear-and-tear.

DECEMBER 2007:

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-135852.

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

                             Coastal Media Inc., Registrant


November 14, 2007            By: /s/ Jan Aaron Sigurgeirson
                                 -------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President
                                 and Chief Executive Officer


November 14, 2007            By: /s/ Jon Suk
                                 -------------------------------------------
                                 Jon Suk, Director, Treasurer, Principal
                                 Financial Officer and Principal Accounting
                                 Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             Coastal Media Inc., Registrant


November 14, 2007            By: /s/ Jan Aaron Sigurgeirson
                                 -------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President
                                 and Chief Executive Officer


November 14, 2007            By: /s/ Jon Suk
                                 -------------------------------------------
                                 Jon Suk, Director, Treasurer, Principal
                                 Financial Officer and Principal Accounting
                                 Officer