Form 10-Q
period 2007-12-31
COASTAL MEDIA INC.
filed 2008-02-12
CIK 1365748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2007

                        Commission File Number 333-135852


                               COASTAL MEDIA INC.
              (Exact name of small business issuer in its charter)

           Nevada                                         20-4952339
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                               1574 Gulf Road #139
                             Point Roberts, WA 98281
                    (Address of principal executive offices)

                                  360-226-7310
                               (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

     Large accelerated filer [ ]                   Accelerated Filer [ ]

     Non-accelerated filer   [ ]                   Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 3,600,000 shares of Common Stock outstanding as of December 31, 2007.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2007, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Coastal Media, Inc.

I have reviewed the condensed balance sheet of Coastal Media, Inc. as of December 31, 2007, and the related condensed statements of operations for the six and three months ended December 31, 2007 and 2006 and for the period from May 19, 2006 (inception) to December 31, 2007, and condensed statements of cash flows for the six months ended December 31, 2007 and 2006 and for the period from May 19, 2006 (inception) to December 31, 2007. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Coastal Media, Inc. as of June 30, 2007, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated September 27, 2007, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ George Stewart, CPA
--------------------------------
Seattle, Washington
February 7, 2008

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  December 31,        June 30,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 23,897           $ 30,844
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 23,897             30,844

FIXED ASSETS
  Office Equipment                                                    4,136                474
                                                                   --------           --------
TOTAL FIXED ASSETS                                                    4,136                474
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 28,033           $ 31,318
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                            $    200           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               200                 --

      TOTAL LIABILITIES                                                 200                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,600,000 shares issued and outstanding
   as of December 31, 2007 and June 30, 2007                          3,600              3,600
  Additional paid-in capital                                         46,400             46,400
  Deficit accumulated during development stage                      (22,167)           (18,682)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           27,833             31,318
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 28,033           $ 31,318
                                                                   ========           ========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                              May 19, 2006
                                           Six Months       Six Months      Three Months     Three Months     (inception)
                                             Ended            Ended            Ended            Ended           through
                                           December 31,     December 31,     December 31,     December 31,     December 31,
                                              2007             2006             2007             2006             2007
                                           ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                 $       --       $       --       $       --       $       --       $       --
                                           ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                     --               --               --               --               --

PROFESSIONAL FEES                                  --            4,900               --            1,000            6,900
GENERAL & ADMINISTRATIVE EXPENSES               3,484            6,475            1,703            2,043           15,267
                                           ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         3,484           11,375            1,703            3,043           22,167
                                           ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                          $   (3,484)      $  (11,375)      $   (1,703)      $   (3,043)      $  (22,167)
                                           ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE                   $     0.00       $     0.01       $     0.00       $     0.00
                                           ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  3,600,000        2,000,000        3,600,000        2,000,000
                                           ==========       ==========       ==========       ==========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   May 19, 2006
                                                                  Six Months       Six Months      (inception)
                                                                    Ended            Ended           through
                                                                  December 31,     December 31,     December 31,
                                                                     2007             2006             2007
                                                                   --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (3,484)        $(11,375)        $(22,167)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Loan Payable                                                         --            3,000               --
    Payable to a Director                                               200               --              200
                                                                   --------         --------         --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (3,284)          (8,375)         (21,967)

CASH FLOWS FROM INVESTING ACTIVITIES
  Office Equipment                                                   (3,662)              --           (4,171)
  Depreciation                                                           --               --               35
                                                                   --------         --------         --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (3,662)              --           (4,136)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --               --            3,600
  Additional paid-in capital                                             --               --           46,400
                                                                   --------         --------         --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --               --           50,000
                                                                   --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                      (6,947)          (8,375)          23,897

CASH AT BEGINNING OF PERIOD                                          30,844            9,449               --
                                                                   --------         --------         --------

CASH AT END OF YEAR                                                $ 23,897         $  1,074         $ 23,897
                                                                   ========         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --         $     --         $     --
                                                                   ========         ========         ========
  Income Taxes                                                     $     --         $     --         $     --
                                                                   ========         ========         ========

                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 19, 2006 (date of inception) to December 31, 2007 and generated a net loss of $22,167. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $23,897 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

NOTE 6. INCOME TAXES

                                                         As of December 31, 2007
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 22,167
     Tax Rate                                                         34%
                                                                --------
     Gross deferred tax assets                                     7,537
     Valuation allowance                                          (7,537)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss carryforwards of approximately $22,167. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2007


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

As of December 31, 2007 the Company had 3,600,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,600,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q could also cause actual results to differ materially from those indicated by the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

BUSINESS

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

LIQUIDITY AND CAPITAL RESOURCES

We expect that our current cash balance of $23,897 will allow us to complete the next 6 months of our business plan without additional funds, at which time revenues are expected to support continued operations. Our directors have verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $1,703 and $3,043 for the three month periods ended December 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and compliance with filing requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Coastal Media, Inc. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION.

There was no information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-135852, at the SEC website at www.sec.gov:

     Exhibit No.                   Description
     -----------                   -----------

        3.1           Articles of Incorporation*
        3.2           Bylaws*
       31.1           Rule 13a-14(a)/15d-14(a) Certification
       31.2           Rule 13a-14(a)/15d-14(a) Certification
       32.1           Certification Pursuant to 18 U.S.C. 1350
       32.2           Certification Pursuant to 18 U.S.C. 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 7, 2008             Coastal Media Inc., Registrant


                             By: /s/ Jan Aaron Sigurgeirson
                                 -----------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President and Chief Executive Officer


February 7, 2008             By: /s/ Jon Suk
                                 -----------------------------------------------
                                 Jon Suk, Director, Treasurer,
                                 Principal  Financial Officer and Principal
                                 Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 7, 2008             Coastal Media Inc., Registrant


                             By: /s/ Jan Aaron Sigurgeirson
                                 -----------------------------------------------
                                 Jan Aaron Sigurgeirson, Director, President and Chief Executive Officer


February 7, 2008             By: /s/ Jon Suk
                                 -----------------------------------------------
                                 Jon Suk, Director, Treasurer,
                                 Principal  Financial Officer and Principal
                                 Accounting Officer