Form 10-Q
period 2008-03-31
COASTAL MEDIA INC.
filed 2008-05-15
CIK 1365748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

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

There were 3,600,000 shares of Common Stock outstanding as of March 31, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2008, prepared by the company, immediately follow.

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   March 31,          June 30,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 16,729           $ 30,844
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 16,729             30,844

FIXED ASSETS
  Office Equipment                                                    4,136                474
                                                                   --------           --------
TOTAL FIXED ASSETS                                                    4,136                474
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 20,865           $ 31,318
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                            $    200           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               200                 --

      TOTAL LIABILITIES                                                 200                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,600,000 shares issued and outstanding
   as of March 31, 2008 and June 30, 2007                             3,600              3,600
  Additional paid-in capital                                         46,400             46,400
  Deficit accumulated during development stage                      (29,335)           (18,682)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           20,665             31,318
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 20,865           $ 31,318
                                                                   ========           ========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                             May 19, 2006
                                          Nine Months      Nine Months     Three Months     Three Months     (inception)
                                            Ended            Ended            Ended            Ended           through
                                           March 31,        March 31,        March 31,        March 31,        March 31,
                                             2008             2007             2008             2007             2008
                                          ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                $       --       $       --       $       --       $       --       $       --
                                          ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                    --               --               --               --               --

PROFESSIONAL FEES                              4,600            4,900            4,600               --           11,500
GENERAL & ADMINISTRATIVE EXPENSES              6,053            8,375            2,568            1,900           17,835
                                          ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES       10,653           13,275            7,168            1,900           29,335
                                          ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                         $  (10,653)      $  (13,275)      $   (7,168)      $   (1,900)      $  (29,335)
                                          ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE                  $     0.00       $     0.01       $     0.00       $     0.00
                                          ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 3,600,000        2,297,810        3,600,000        2,906,667
                                          ==========       ==========       ==========       ==========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     May 19, 2006
                                                                Nine Months        Nine Months        (inception)
                                                                  Ended              Ended              through
                                                                 March 31,          March 31,          March 31,
                                                                   2008               2007               2008
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(10,653)          $(13,275)          $(29,335)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Loan Payable                                                       --                 --                 --
    Payable to a Director                                             200                 --                200
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (10,453)           (13,275)           (29,135)

CASH FLOWS FROM INVESTING ACTIVITIES
  Office Equipment                                                 (3,662)              (393)            (4,171)
  Depreciation                                                         --                 --                 35
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (3,662)              (393)            (4,136)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --              1,600              3,600
  Additional paid-in capital                                           --             38,400             46,400
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --             40,000             50,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   (14,115)            26,332             16,729

CASH AT BEGINNING OF PERIOD                                        30,844              9,449                 --
                                                                 --------           --------           --------

CASH AT END OF YEAR                                              $ 16,729           $ 35,781           $ 16,729
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========
  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 19, 2006 (date of inception) to March 31, 2008 and generated a net loss of $29,335. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $16,729 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

NOTE 6. INCOME TAXES

                                                            As of March 31, 2008
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 29,335
       Tax Rate                                                         34%
                                                                  --------
       Gross deferred tax assets                                     9,974
       Valuation allowance                                          (9,974)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2008, the Company has a net operating loss carryforwards of approximately $29,335. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

As of March 31, 2008 the Company had 3,600,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,600,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

We expect that our current cash balance of $16,729 will allow us to complete the next 6 months of our business plan without additional funds, at which time revenues are expected to support continued operations. Our directors have verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $7,168 and $1,900 for the three month periods ended March 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and compliance with filing requirements.

Cash provided by financing activities from inception was $50,000, resulting from the sale of $10,000 of our common stock to our directors and $40,000 in an initial public offering, which was completed on February 9, 2007, selling 1,600,000 shares at the offering price of $.025.

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

ITEM 1. LEGAL PROCEEDINGS

Coastal Media, Inc. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

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

May 12, 2008              Coastal Media Inc., Registrant


                          By: /s/ Jan Aaron Sigurgeirson
                              --------------------------------------------------
                              Jan Aaron Sigurgeirson, Director, President and Chief Executive Officer


May 12, 2008              By: /s/ Jon Suk
                              --------------------------------------------------
                              Jon Suk, Director, Treasurer, Principal
                              Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 12, 2008              Coastal Media Inc., Registrant


                          By: /s/ Jan Aaron Sigurgeirson
                              --------------------------------------------------
                              Jan Aaron Sigurgeirson, Director, President and Chief Executive Officer


May 12, 2008              By: /s/ Jon Suk
                              --------------------------------------------------
                              Jon Suk, Director, Treasurer, Principal
                              Financial Officer and Principal Accounting Officer