Form 10-K
period 2008-06-30
COASTAL MEDIA INC.
filed 2008-09-29
CIK 1365748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2008

                        Commission file number 333-135852

                               Coastal Media Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                20-4952339
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                           3751 Appian Way, Suite #75
                            Lexington, KY 40517-5929
                    (Address of Principal Executive Offices)

                                  (859)552-6036
                               (Telephone Number)

                               Leslie A. Schaefer
                           3751 Appian Way, Suite #75
                            Lexington, KY 40517-5929
                                  (859)552-6036
            (Name, Address and Telephone Number of Agent for Service)

                               1574 Gulf Road #139
                             Point Roberts, WA 98281
         (Former Name or Former Address of Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of June 30, 2008, the registrant had 3,600,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 30, 2008.

                               COASTAL MEDIA INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                              3
Item 1A. Risk Factors                                                          5
Item 2.  Properties                                                            6
Item 3.  Legal Proceedings                                                     6
Item 4.  Submission of Matters to a Vote of Securities Holders                 6

                               Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                            6
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8
Item 8.  Financial Statements and Supplementary Data                          11
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                20
Item 9A. Controls and Procedures                                              20
Item 9B. Other Information                                                    21

                              Part III

Item 10. Directors and Executive Officers                                     21
Item 11. Executive Compensation                                               23
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     25
Item 13. Certain Relationships and Related Transactions                       25
Item 14. Principal Accounting Fees and Services                               26

                               Part IV

Item 15. Exhibits                                                             26

Signatures                                                                    27

                                     PART I

ITEM 1. BUSINESS

PRINCIPAL PRODUCTS AND THEIR MARKETS

Our original business plan which we commenced in June 2006 was to operate a cruising guides website and produce and sell multimedia DVD for pleasure boating. While we have vigorously pursued our business plan it is apparent that we cannot continually incur operating losses in the future and have decided that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and a lack of available financial resources.

We are looking for other potential business opportunities that might be available to the Company. Our management is analyzing various alternatives available to our Company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis includes sourcing additional forms of financing to fund a new business plan, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our original business are not good.

There can be no assurances that there will be other business opportunities available nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity. If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

DISTRIBUTION METHODS

There are no distribution methods currently identified.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

We currently have no immediate competitors.

SOURCES AND AVAILABILITY OF PRODUCTS

We do not have any sources or availability of products requirements at this time.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We do not depend on one or a few major customers.

PATENTS AND TRADEMARKS

We currently have no patents or trademarks.

NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS

We do not require any government approval for any of our products.

GOVERNMENT AND INDUSTRY REGULATION

We are subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We are also subject to common business and tax rules and regulations pertaining to the operation of our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our original business we have not spent any funds on research and development activities to date.

ENVIRONMENTAL LAWS

Our operations are not subject to any environmental laws.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

From inception to the yearend covered by this annual report we had two employees, both of which were our executive officers, Jan Aaron Sigurgeirson and Jon Suk. On September 8, 2008 Jan Aaron Sigurgeirson resigned as our President, Chief Executive Officer and as a director and Jon Suk resigned as our Secretary, Treasurer, Chief Financial Officer and as a director. As a result, prior to such resignations, on September 8, 2008 we appointed Leslie A. Schaefer as president, secretary, treasurer, director and chief financial officer of our company.

There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

OUR OFFICER AND DIRECTOR CURRENTLY DEVOTES ONLY PART TIME SERVICES TO THE COMPANY AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE SHE MAY HAVE. THIS COULD RESULT IN HER INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Leslie Schaefer, the officer and director of the company, currently devotes approximately 8 - 12 hours per week to company matters. Our business plan does not provide for the hiring of any additional employees until sales will support the expense. Until that time the responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon Ms. Schaefer. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN OUR SHARES IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated in June 2006 and we have not yet realized any revenues. We have no profitable operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON OUR CASH TO FULLY FUND OUR BUSINESS. IF WE DO NOT GENERATE REVENUE, OUR BUSINESS WILL FAIL.

Our current cash balance is $14,277. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

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

ITEM 2. PROPERTIES

We do not currently own any property. Our administrative offices are currently located at the residence of our President, Leslie A. Schaefer.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended June 30, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

HOLDERS

As of June 30, 2008, we have 3,600,000 Shares of $0.001 par value common stock issued and outstanding held by 30 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $13,867 and $18,131 for the years ended June 30, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and compliance with filing requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

We expect that our current cash balance of $14,227 will allow us to complete the next 6 months without additional funds, in a limited operations scenario. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on September 13, 2006. Our offering of 1,600,000 common shares was completed on February 9, 2007.

Our original business plan which we commenced in June 2006 was to operate a cruising guides website and produce and sell multimedia DVD for pleasure boating. While we have vigorously pursued our business plan it is apparent that we cannot continually incur operating losses in the future and have decided that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and a lack of available financial resources.

We are looking for other potential business opportunities that might be available to the Company. Our management is analyzing various alternatives available to our Company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis includes sourcing additional forms of financing to fund a new business plan, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our original business are not good.

There can be no assurances that there will be other business opportunities available nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity. We anticipate that any new acquisition or business opportunities by us will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If we require additional financing and we are unable to acquire such funds, our business may fail.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in our business efforts. We are uncertain about our continued ability to raise funds. Further, we believe that we would have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Coastal Media, Inc.

I have audited the accompanying balance sheet of Coastal Media, Inc. (A Development Stage Company) as of June 30, 2008 and 2007, and the related statement of operations, stockholders' equity and cash flows for the years ended June 30, 2008 and 2007 the period from May 19, 2006 (inception), to June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coastal Media, Inc., (A Development Stage Company) as of June 30, 2008 and 2007, and the results of its operations and cash flows for the years ended June 30, 2008 and 2007 and from May 19, 2006 (inception), to June 30, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ George Stewart, CPA
---------------------------------
Seattle, Washington
September 9, 2008

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,           June 30,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 14,227           $ 30,844
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 14,227             30,844

FIXED ASSETS
  Office Equipment                                                    3,424                474
                                                                   --------           --------
TOTAL FIXED ASSETS                                                    3,424                474
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 17,651           $ 31,318
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan Payable to a Director                                       $    200           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               200                 --

      TOTAL LIABILITIES                                                 200                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,600,000 shares issued and outstanding
   as of June 30, 2008 and June 30, 2007                              3,600              3,600
  Additional paid-in capital                                         46,400             46,400
  Deficit accumulated during development stage                      (32,549)           (18,682)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           17,451             31,318
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 17,651           $ 31,318
                                                                   ========           ========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          May 19, 2006
                                                                                          (inception)
                                                 Year Ended           Year Ended            through
                                                  June 30,             June 30,             June 30,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                     4,600                6,900               11,500
DEPRECIATION                                            712                   35                  747
GENERAL & ADMINISTRATIVE EXPENSES                     8,555               11,197               20,302
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              13,867               18,131               32,549
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (13,867)          $  (18,131)          $  (32,549)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        3,600,000            2,622,466
                                                 ==========           ==========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 19, 2006 (Inception) through June 30, 2008
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                           Common       Additional      Accumulated
                                              Common       Stock         Paid-in          During
                                              Stock        Amount        Capital        Development       Total
                                              -----        ------        -------        -----------       -----
BALANCE, MAY 19, 2006                              --     $    --       $     --        $      --       $      --

Stock issued for cash on May 19, 2006
 @ $0.005 per share                         2,000,000       2,000          8,000                           10,000

Net loss, June 30, 2006                                                                      (551)           (551)
                                           ----------     -------       --------        ---------       ---------

BALANCE, JUNE 30, 2006                      2,000,000     $ 2,000       $  8,000        $    (551)      $   9,449
                                           ==========     =======       ========        =========       =========
Stock issued for cash on February 9, 2007
 @ $0.025 per share                         1,600,000       1,600         38,400                           40,000

Net loss, June 30, 2007                                                                   (18,131)        (18,131)
                                           ----------     -------       --------        ---------       ---------

BALANCE, JUNE 30, 2007                      3,600,000     $ 3,600       $ 46,400        $ (18,682)      $  31,318
                                           ==========     =======       ========        =========       =========

Net loss, June 30, 2008                                                                   (13,867)        (13,867)
                                           ----------     -------       --------        ---------       ---------

BALANCE, JUNE 30, 2008                      3,600,000     $ 3,600       $ 46,400        $ (32,549)      $  17,451
                                           ==========     =======       ========        =========       =========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                May 19, 2006
                                                                                                 (inception)
                                                            Year Ended         Year Ended          through
                                                             June 30,           June 30,           June 30,
                                                               2008               2007               2008
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $(13,867)          $(18,131)          $(32,549)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Loan Payable to a Director                                    200                 --                200
                                                             --------           --------           --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13,667)           (18,131)           (32,349)

CASH FLOWS FROM INVESTING ACTIVITIES
  Office Equipment                                             (3,662)              (509)            (4,171)
  Depreciation                                                    712                 35                747
                                                             --------           --------           --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (2,950)              (474)            (3,424)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                         --              1,600              3,600
  Additional paid-in capital                                       --             38,400             46,400
                                                             --------           --------           --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             40,000             50,000
                                                             --------           --------           --------

NET INCREASE (DECREASE) IN CASH                               (16,617)            21,395             14,227

CASH AT BEGINNING OF PERIOD                                    30,844              9,449                 --
                                                             --------           --------           --------

CASH AT END OF YEAR                                          $ 14,227           $ 30,844           $ 14,227
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========

  Income Taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========


                       See Notes to Financial Statements

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

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

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 19, 2006 (date of inception) to June 30, 2008 and generated a net loss of $32,549. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $14,227 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                            As of June 30, 2008
                                                            -------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 32,549
     Tax Rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                     11,067
     Valuation allowance                                          (11,067)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7.  NET OPERATING LOSSES

As of June 30, 2008, the Company has a net operating loss carryforwards of approximately $32,549. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                               COASTAL MEDIA INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

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

As of June 30, 2008 the Company had 3,600,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,600,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS: we do not have a functioning audit committee or any outside directors on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 9B. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On September 8, 2008 Jan Aaron Sigurgeirson resigned as our President, Chief Executive Officer and as a director and Jon Suk resigned as our Secretary, Treasurer, Chief Financial Officer and as a director. As a result, prior to such resignations, on September 8, 2008 we appointed Leslie A. Schaefer as president, secretary, treasurer, director and chief financial officer of our company.

Our board of directors and sole officer is now Leslie A. Schaefer.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors are elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees. The name, address, age and position of our officers and directors is set forth below:

        Name and Address              Age                 Position(s)
        ----------------              ---                 -----------
     Leslie A. Schaefer               54        President, Treasurer, CEO, CFO
     3751 Appain Way, Suite 75                  and Chairman of the Board
     Lexington, KY  40517-5929

The person named above has held her offices/positions since September 8, 2008 and is expected to hold said offices/positions until the next annual meeting of our stockholders.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

LESLIE A. SCHAEFER has been President, CEO, CFO and Chairman of the Board of Directors of the Company since September 8, 2008. Ms. Schaefer has over 30 plus years of management experience. In 1984, Ms Schafer launched the nation's first full service pet store and successfully copyrighted a unique retail store floor design, which subsequently was acquired and used across the United States by one of the largest pet chains in the United States. Her strong interest in animals led her into an active participated within the horse industry, where she has been directly responsible for the development and training of 15 World Champions and 2 Reserve World Champions.

Ms. Schafer turned her management interest to the oil and gas industry with a specific focus on Appalachia and the Mid Continent in 2002. During that time she performed advisory services to a variety of companies including Venture Capital firms in the United States. Her work has included due diligence reviews, project feasibility analysis and providing recommendations to senior management on a variety of matters. During this time she created and has served as President of Schafer Enterprises Ltd.

Ms. Schaefer attended Columbia College in 1973 where she studied Liberal Arts. In 2002 she received her NASD series 63 license.

FORMER OFFICERS AND DIRECTORS WHO HELD THEIR POSITIONS AT THE YEAR ENDED JUNE 30, 2008

MR. JAN AARON SIGURGEIRSON was been President, CEO and Chairman of the Board of Directors of the Company since inception until September 8, 2008. From April 2001 to present, he is self-employed, operating Aladdin Website Solutions, located in Salt Spring Island, B.C., an internet services provider specializing in search engine optimization, website management, and systems consulting. From May 2001 to present he has been employed by Gulf Islands Water Taxi Ltd., a privately held B.C. corporation located in Salt Spring Island, B.C., as a vessel master and deckhand. From January 1998 to March 2001 he was employed at Halliburton UK Ltd., in the position of Systems Security Analyst, in Aberdeen, Scotland. Prior to 2001, Mr. Sigurgeirson had been employed as a commercial fisherman for 18 years off the coast of British Columbia from Vancouver to the Haida Gwaii both inshore and offshore. Mr. Sigurgeirson has lectured at the University of British Columbia in Vancouver, B.C., and at Malaspina College in Nanaimo, B.C., on the subject of internet search engine optimization for websites.

Mr. Sigurgeirson attended Aberdeen College in Aberdeen, Scotland, UK from 1999 to 2001 in the Higher National Certificate for Computing programmer.

MR. JON SUK was the Treasurer, CFO, Secretary and a Director of our company since inception until September 8, 2008. From March 2001 to the present he has been President of BN-Borealis Networks, Inc., a privately held B.C. corporation. Borealis Networks, located in Salt Spring Island, B.C., is an internet services provider specializing in website hosting services, website development, e-commerce and technical consulting. From May 1993 to March 2001 he was President of Image Factory, a privately held B.C. corporation located in Richmond, B.C. Image Factory, Inc. is a digital imaging pre-press studio with graphic design and systems consulting support. He has also served as a Director of Image Factory from May 1993 to present. From November 1999 to May 2001 he was President and a Director of Bidder Communications. Inc., a publicly traded Nevada corporation that operated as an internet auction provider located in Vancouver, B.C. He is currently President and a Director of Mystica Candle Corp. from June 2005 to present.

Mr. Suk attended the University of British Columbia in Vancouver, B.C. where he studied English Literature from 1985 to 1989.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Leslie A.       2008     0         0           0            0          0            0             0         0
Schaefer
CEO, CFO,
President,
Director

Jan Aaron       2008     0         0           0            0          0            0             0         0
Sigurgeirson    2007     0         0           0            0          0            0             0         0
Former CEO,     2006     0         0           0            0          0            0             0         0
President,
Director

Jon Suk         2008     0         0           0            0          0            0             0         0
Former          2007     0         0           0            0          0            0             0         0
Treasurer,      2006     0         0           0            0          0            0             0         0
Secretary,
CFO, Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Leslie A.      0              0              0           0           0           0            0           0            0
Schaefer

Jan Aaron      0              0              0           0           0           0            0           0            0
Sigurseirson

Jon Suk        0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Leslie A.            0         0           0            0                0               0            0
Schaefer

Jan Aaron            0         0           0            0                0               0            0
Sigurseirson

Jon Suk              0         0           0            0                0               0            0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

     Name and Address                         No. of             Percentage
     Beneficial Owner                         Shares            of Ownership
     ----------------                         ------            ------------

     Leslie A. Schaefer                             0                 0%
     3751 Appain Way, Suite 75
     Lexington, KY  40517

     All Officers and
     Directors as a Group (1)                       0                 0%

     Jan Aaron Sigurgeirson                 1,000,000                30%
     136 Bradley Road
     Salt Spring Island, BC V8K 1J5

     Jon Suk                                1,000,000                30%
     136 Bradley Road
     Salt Spring Island, BC V8K 1J5

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2006, 1,000,000 shares were issued to Jan Aaron Sigurgeirson, an officer and director and 1,000,000 shares were issued to Jon Suk, an officer and director, in exchange for $.005 per share, or a total of $10,000 in cash. Both Mr. Sigurgeirson and Mr. Suk resigned as officers and directors of the company on September 8, 2008.

We do not currently have any conflicts of interest by or among our current officer, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended June 30, 2008, the total fees charged to the company for audit services, including quarterly reviews were $5,700, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended June 30, 2007, the total fees charged to the company for audit services, including quarterly reviews were $5,400, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

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

September 26, 2008          Coastal Media Inc., Registrant


                            By: /s/ Leslie A. Schaefer
                                ------------------------------------------------
                                Leslie A. Schaefer, Director, President and
                                Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer