Form 10-Q
period 2008-09-30
Blugrass Energy, Inc.
filed 2008-11-12
CIK 1365748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission File Number 333-135852


                              BLUGRASS ENERGY, INC.
                          (Formerly Coastal Media Inc.)
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

There were 54,000,000 shares of Common Stock outstanding as of November 11, 2008.

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                     3

     Balance Sheets - September 30, 2008 and June 30, 2008                    5

     Statements of Operations -
     Three months ended September 30, 2008 and 2007 and From
     May 19, 2006 (Inception) to September 30, 2008                           6

     Statements of Cash Flows -
     Three months ended September 30, 2008 and 2007 and From                  7
     May 19, 2006 (Inception) to September 30, 2008

     Notes to the Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk - Not Applicable                                               14

Item 4.  Controls and Procedures                                             14

Item 4T. Controls and Procedures                                             14

PART II - OTHER INFORMATION
                                                                             16
Item 1.  Legal Proceedings - Not Applicable
                                                                             16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         - Not Applicable                                                    16

Item 3.  Defaults Upon Senior Securities - Not Applicable                    16

Item 4.  Submission of Matters to a Vote of Security Holders
         - Not Applicable                                                    16

Item 5.  Other Information - Not Applicable                                  16

Item 6.  Exhibits                                                            16

SIGNATURES                                                                   17

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Coastal Media, Inc.

I have reviewed the condensed balance sheet of Coastal Media, Inc. as of September 30, 2008, and the related condensed statements of operations for the three months ended September 30, 2008 and 2007 and for the period from May 19, 2006 (inception) to September 30, 2008, and condensed statements of cash flows for the three months ended September 30, 2008 and 2007 and for the period from May 19, 2006 (inception) to September 30, 2008. These financial statements are the responsibility of the company's management.

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



/s/ George Stewart, CPA
------------------------------
Seattle, Washington
November 11, 2008

                              BLUGRASS ENERGY, INC.
                          (Formerly Coastal Media Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 September 30,        June 30,
                                                                     2008               2008
                                                                   --------           --------
                                                                  (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  8,164           $ 14,277
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  8,164             14,277

FIXED ASSETS
  Office Equipment                                                    3,424              3,424
                                                                   --------           --------
TOTAL FIXED ASSETS                                                    3,424              3,424
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 11,588           $ 17,701
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to a Director                                            $    400           $    250
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               400                250

      TOTAL LIABILITIES                                                 400                250

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,600,000 shares issued and outstanding
   as of September 30, 2008 and June 30, 2008                         3,600              3,600
  Additional paid-in capital                                         46,400             46,400
  Deficit accumulated during development stage                      (38,812)           (32,549)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           11,188             17,451
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 11,588           $ 17,701
                                                                   ========           ========


                     See Notes to the Financial Statements.

                              BLUGRASS ENERGY, INC.
                          (Formerly Coastal Media Inc.)
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                          May 19, 2006
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended               through
                                                September 30,        September 30,        September 30,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                     4,000                   --               15,500
DEPRECIATION EXPENSE                                     --                   --                  747
GENERAL & ADMINISTRATIVE EXPENSES                     2,263                1,782               22,565
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               6,263                1,782               38,812
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (6,263)          $   (1,782)          $  (38,812)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $     0.00           $     0.00
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        3,600,000            3,600,000
                                                 ==========           ==========


                     See Notes to the Financial Statements.

                              BLUGRASS ENERGY, INC.
                          (Formerly Coastal Media Inc.)
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       May 19, 2006
                                                                 Three Months       Three Months        (inceptio
                                                                    Ended              Ended             through
                                                                 September 30,      September 30,      September
                                                                     2008               2007               2008
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (6,263)          $ (1,782)          $(38,812)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                        --                 --                747

  Changes in operating assets and liabilities:
     Payable to a Director                                              200                 50                400
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (6,063)            (1,732)           (37,665)

CASH FLOWS FROM INVESTING ACTIVITIES
  Office Equipment                                                       --             (3,662)            (4,171)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --             (3,662)            (4,171)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --              3,600
  Additional paid-in capital                                             --                 --             46,400
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             50,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (6,063)            (5,394)             8,164

CASH AT BEGINNING OF PERIOD                                          14,227             30,844                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $  8,164           $ 25,450           $  8,164
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                     See Notes to the Financial Statements.

                              BLUGRASS ENERGY, INC,
                          (Formerly Coastal Media Inc.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Coastal Media Inc. (the Company) was incorporated under the laws of the State of Nevada on May 19, 2006. On October 1, 2008, the Company amended its Article of Incorporation to change its name from Coastal Media Inc. to BluGrass Energy, Inc. The Company was formed to engage in the business of manufacturing, marketing, distributing and selling its marine DVDs.

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

b. INTERIM PRESENTATION

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended June 30, 2008. It is the Company's opinion that when the interim financial statements are read in conjunction with the June 30, 2008 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

C. BASIC EARNINGS PER SHARE

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

D. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                              BLUGRASS ENERGY, INC,
                          (Formerly Coastal Media Inc.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. USE OF ESTIMATES AND ASSUMPTIONS

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

F. INCOME TAXES

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

G. PROPERTY AND EQUIPMENT

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 19, 2006 (date of inception) to August 30, 2008 and generated a net loss of $38,811. This condition raises substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $8,164 will be sufficient to cover the expenses they will incur during the next twelve months in even a limited operations scenario.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                              BLUGRASS ENERGY, INC,
                          (Formerly Coastal Media Inc.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company has been paying Jon Suk, a director, $50 per month for use of his boat. The Company also paid Jan Aaron Sigurgeirson, President, $100 per month for use of office space and services from inception until October 2006. The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

                                                        As of September 30, 2008
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                           $ 38,812
     Tax Rate                                                        34%
                                                               --------
     Gross deferred tax assets                                   13,196
     Valuation allowance                                        (13,196)
                                                               --------

     Net deferred tax assets                                   $      0
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

NOTE 7. NET OPERATING LOSSES

As of September 30, 2008, the Company has a net operating loss carryforwards of approximately $38,812. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of September 30, 2008 the Company had 3,600,000 shares of common stock issued and outstanding.

                              BLUGRASS ENERGY, INC,
                          (Formerly Coastal Media Inc.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,600,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

On October 1, 2008, the Company affected a forward stock split of the issued and outstanding shares of common stock on a fifteen for one basis. Authorized capital remained at 75,000,000 common shares and par value remained at $.001 per share. After the forward split the Company had 54,000,000 shares issued and outstanding.

In addition, on October 1, 2008, the Company amended its Articles of Incorporation to change its name from "Coastal Media Inc." to "Blugrass Energy Inc.". As a result of the name of the change, the Company's trading symbol was changed to "BLUG".

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

BUSINESS AND PLAN OF OPERATIONS

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

We have begun looking for other potential business opportunities that might be available to the Company and have decided to focus our attention on opportunities in the oil and gas industry. Our management is analyzing various alternatives available to our Company to ensure our survival and to preserve our shareholder's investment in our common shares. We can make no assurances that we will be able to identify such a business opportunity or complete such a transaction.

As part of our efforts to search for new potential business opportunities in the oil and gas industry, on October 1, 2008, we amended our articles of incorporation to changes our name from Coastal Media, Inc. to Blugrass Energy, Inc. In connection with our name change, our trading symbol was changed to "BLUG". In addition, on October 1, 2008, we effected a 15 for 1 forward stock split of our issued and outstanding common stock. As a result, our authorized capital did not increase and remains at 75,000,000 shares of common stock. Our issued and outstanding common stock increased from 3,600,000 to 54,000,000 shares of common stock.

We expect that our current cash balance of $8,164 on September 30, 2008 will allow us to complete the next 6 months without additional funds, in a limited operations scenario. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $6,263 and $1,782 for the three month periods ended September 30, 2008 and 2007, respectively. The increase of $4,481 is a result of the increase of $4,000 in professional fees and an increase of $482 in general and administrative expenses over the prior period. The increase in our operating expenses for the three months ended September 30, 2008, was a result of work in connection with compliance with filing requirements.

During the three months ended September 30, 2008, we recognized a net loss of $6,263 compared to a net loss of $1,782 for the three months ended September 30, 2007. The increase of $4,481 was a result of the $4,481 increase in operational expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had total assets of $11,588, of which $8,164 was cash and $3,424 were fixed assets. At September 30, 2008, we had total current liabilities of $400, consisting of a $400 payable to a director of the Company.

During the three months ended September 30, 2008, we used cash of $6,063 in operations. During the three months ended September 30, 2007, we used $1,732 in operations. During the three months ended September 30, 2008, net losses of $6,263 were not adjusted for any non-cash items. During the three months ended September 30, 2007, net losses of $1,732 were not adjusted for any non-cash items.

During the three months ended September 30, 2008, we did not have any cash flows from investment activities. During the three months ended September 30, 2007, we used $3,662 in investment activities.

During the three months ended September 30, 2008 and 2007, we did not receive any funds from financing activities.

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

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. Once exploration commences, our needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Ms. Schaffer our Chief Executive Officer and Principal Accounting Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. Schaffer has concluded that our disclosure controls and procedures are were not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are based on the framework set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of September 30, 2008.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the period ended September 30, 2008. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. Management identified the following material weaknesses:

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

A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

REMEDIATION OF MATERIAL WEAKNESS

As discussed in Management's Annual Report on Internal Control over Financial Reporting, as of June 30, 2008, there were material weaknesses in our internal control over financial reporting. As our current financial condition allows, management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Blugrass Energy, Inc. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

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

ITEM 6. EXHIBITS

EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1   Certification of Principal Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.1   Certification of Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 11, 2008                BluGrass Energy, Inc. (Registrant)


                                 By: /s/ Leslie A. Schaefer
                                     -------------------------------------------
                                     Leslie A. Schaefer, Director, President and
                                     Chief Executive Officer, Chief Financial
                                     Officer and Principal Accounting Officer