Form 10-K/A
period 2008-06-30
Blugrass Energy, Inc.
filed 2008-11-13
CIK 1365748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2008

                        Commission file number 333-135852

                              Blugrass Energy Inc.
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

                              BLUGRASS ENERGY INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                              3
Item 1A. Risk Factors                                                          5
Item 2.  Properties                                                            6
Item 3.  Legal Proceedings                                                     6
Item 4.  Submission of Matters to a Vote of Securities Holders                 6

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                            6
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8
Item 8.  Financial Statements and Supplementary Data                          10
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                19
Item 9A. Controls and Procedures                                              19
Item 9B. Other Information                                                    20

                                    Part III

Item 10. Directors and Executive Officers                                     21
Item 11. Executive Compensation                                               22
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     24
Item 13. Certain Relationships and Related Transactions                       25
Item 14. Principal Accounting Fees and Services                               25

                                     Part IV

Item 15. Exhibits                                                             25

Signatures                                                                    26

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
                                           ==========     =======       ========        =========       =========

                               COASTAL MEDIA INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      May 19, 2006
                                                                                                      (inception
                                                                 Year Ended         Year Ended          through
                                                                  June 30,           June 30,           June 30,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(13,867)          $(18,131)          $(32,549)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                      712                 35                747

  Changes in operating assets and liabilities:
     Loan Payable to a Director                                        200                 --                200
                                                                  --------           --------           --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (12,955)           (18,097)           (31,602)

CASH FLOWS FROM INVESTING ACTIVITIES
  Office Equipment                                                  (3,662)              (509)            (4,171)
                                                                  --------           --------           --------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (3,662)              (509)            (4,171)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              1,600              3,600
  Additional paid-in capital                                            --             38,400             46,400
                                                                  --------           --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             40,000             50,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (16,617)            21,395             14,227

CASH AT BEGINNING OF PERIOD                                         30,844              9,449                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 14,227           $ 30,844           $ 14,227
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
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

Effective October 1, 2008, we effected a 15 for one forward stock split of our issued and outstanding common stock. As a result, our authorized capital has not increased and shall remain at 75,000,000 shares of common stock and our outstanding share capital has increased from 3,600,000 shares of common stock to 54,000,000 shares of common stock. Also effective October 1, 2008, we have changed our name from "Coastal Media Inc." to "Blugrass Energy Inc.".

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Leslie A.       2008     0         0           0            0          0            0             0         0
Schaefer        2007    N/A       N/A         N/A          N/A        N/A          N/A           N/A       N/A
CEO, CFO,       2006    N/A       N/A         N/A          N/A        N/A          N/A           N/A       N/A
President,
Director

Jan Aaron       2008     0         0           0            0          0            0             0         0
Sigurgeirson    2007     0         0           0            0          0            0             0         0
Former CEO,     2006     0         0           0            0          0            0             0         0
President,
Director

Jon Suk         2008     0         0           0            0          0            0             0         0
Former          2007     0         0           0            0          0            0             0         0
Treasurer,      2006     0         0           0            0          0            0             0         0
Secretary,
CFO, Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 15.  EXHIBITS

Exhibit
Number                                  Description
------                                  -----------

 3(i) Articles of Incorporation (incorporated by reference form our Registration Statement filed on Form SB-2 filed with the Securities & Exchange Commission on July 19, 2006 under File Number 333-135852)

 3(ii) Bylaws (incorporated by reference form our Registration Statement filed on Form SB-2 filed with the Securities & Exchange Commission on July 19, 2006 under File Number 333-135852)

 31.1*         Section 302 Certification under Sarbanes-Oxley Act of 2002

 32.1*         Section 906 Certification under Sarbanes-Oxley Act of 2002

----------
* Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUGRASS ENERGY INC.


By: /s/ Leslie A. Schaefer
   ---------------------------------------------------
   Leslie A. Schaefer
   President, Chief Executive Officer,
   Chief Financial Officer and Director
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting Officer)

   Dated: November 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Leslie A. Schaefer
   ---------------------------------------------------
   Leslie A. Schaefer
   President, Chief Executive Officer,
   Chief Financial Officer and Director
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting Officer)

   Dated: November 12, 2008