Form 10-Q
period 2008-12-31
Blugrass Energy, Inc.
filed 2009-02-23
CIK 1365748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission File Number 333-135852


                              BLUGRASS ENERGY, INC.
                          (Formerly Coastal Media Inc.)
              (Exact name of small business issuer in its charter)

             Nevada                                        20-4952339
             -------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                           3751 Appain Way, Suite #75
                            Lexington, KY 40517-5929
                           --------------------------
                    (Address of principal executive offices)

                                  (859)552-6036
                                  -------------
                               (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [ X ]                                  No  [ ]

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

There were 54,000,000 shares of Common Stock outstanding as of February 13, 2008.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                           Page

         Balance Sheets - December 31, 2008 and  June 30, 2008                             F-1

         Statements of Operations  -
                  Three and Six months ended December 31, 2008 and 2007 and From
                  May 19, 2006(Inception) to December 31, 2008                             F-2

         Statements of Cash Flows -
                  Six months ended December 31, 2008 and 2007 and
                  From May 19, 2006 (Inception) to December 31, 2008                       F-3

         Notes to the Financial Statements                                                 F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         3
         - Not Applicable

Item 4. Controls and Procedures                                                             3

Item 4T.  Controls and Procedures                                                           4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                 4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        4
         - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               5

Item 5.  Other Information - Not Applicable                                                 5

Item 6.  Exhibits                                                                           5

SIGNATURES                                                                                  6

         Item 1.  Financial Statements.

The unaudited quarterly financial statements for the period ended December 31, 2008, prepared by the company, immediately follow.



                              BLUGRASS ENERGY, INC.
                         (Formerly Coastal Media, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                            December 31,       June 30,
                                                                               2008              2008
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash                                                                $ 217          $ 14,227
                                                                          ---------------   ---------------
        Total Current Assets                                                         217            14,227
                                                                          ---------------   ---------------

        Fixed Assets:
               Office Equipment                                                    3,424             3,424
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,424             3,424
                                                                          ---------------   ---------------

Total Assets                                                                     $ 3,641          $ 17,651
                                                                          ===============   ===============


Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                                 $ 12,186               $ -
               Accounts payable, related party                                     1,404               200
               Accrued interest payable                                            1,876                 -
               Convertible notes payable                                         316,666                 -
                                                                          ---------------   ---------------
        Total Current Liabilities                                                332,132               200

Stockholders' Equity
        Common stock, $0.001 par value; 75,000,000 shares
          authorized, 54,000,000 shares issued and outstanding
          at December 31, 2008 and June 30, 2008, respectively                    54,000            54,000
        Additional paid-in capital                                                (4,000)           (4,000)
        Deficit accumulated during the development stage                        (378,491)          (32,549)
                                                                          ---------------   ---------------
               Total Stockholders' Equity                                       (328,491)           17,451
                                                                          ---------------   ---------------

Total liabilities and stockholders' equity                                       $ 3,641          $ 17,651
                                                                          ===============   ===============

See the notes to these financial statements.


                                             BLUEGRASS ENERGY, INC.
                                         (Formerly Coastal Media, Inc.)
                                          (A Development Stage Company)
                                            STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                               For The Three Months Ended           For the Six Months Ended         May 19, 2006
                                                     December 31,                          December 31,              (Inception) to
                                                2008             2007              2008             2007           December 31, 2008
                                              -------------   --------------    --------------    -------------    ----------------

Revenue:                                               $ -              $ -               $ -              $ -                 $ -
                                              -------------   --------------    --------------    -------------    ----------------

Operational expenses:
   Leasing fees                                    316,600                -           316,600                -             316,600
   Depreciation expense                                  -                -                 -                -                 747
   Professional fees                                 9,448                -            13,812                -              24,948
   General and administrative expenses               9,548            1,703            13,654            3,484              34,320
                                              -------------   --------------    --------------    -------------    ----------------

           Total operational expenses              335,596            1,703           344,066            3,484             376,615
                                              -------------   --------------    --------------    -------------    ----------------

Other Expense:
   Interest expense                                 (1,876)               -            (1,876)               -              (1,876)
                                              -------------   --------------    --------------    -------------    ----------------
                                                    (1,876)               -            (1,876)               -              (1,876)

Net loss                                        $ (337,472)        $ (1,703)       $ (345,942)        $ (3,484)         $ (378,491)
                                              =============   ==============    ==============    =============    ================

Per share information

Net loss per common share
   Basic                                      $          *    $            *                *     $           *
   Fully diluted                                         *                 *                *                 *
                                              =============   ==============    ==============    =============

Weighted average number of common
   stock outstanding                            54,000,000       54,000,000        54,000,000       54,000,000
                                              =============   ==============    ==============    =============

   * Less than $(0.01) per share.


See the notes to these financial statements.


                                      BLUGRASS ENERGY, INC.
                                 (Formerly Coastal Media, Inc.)
                                  (A Development Stage Company)
                                     STATEMENT OF CASH FLOWS
                                           (Unaudited)

                                                                                                           May 19, 2006
                                                                       For the Six Months Ended           (Inception) to
                                                                             December 31,                  December 31,
                                                                        2008               2007                2008

                                                                   ---------------    ---------------   --------------------

Cash Flows from Operating Activities:
        Net Loss                                                       $ (345,942)          $ (3,484)            $ (378,491)
Adjustments to reconcile net loss to
         net cash used by operating activities:
        Depreciation                                                            -                  -                    747
Adjustments to reconcile net loss to net cash used
        in operating activities:
        Increase in accounts payable                                       12,186                  -                 12,186
        Increase in accounts payable, related party                         1,154                200                  1,404
        Increase in accrued interest payable                                1,876                  -                  1,876
                                                                   ---------------    ---------------   --------------------

Net Cash Used by Operating Activities                                    (330,726)            (3,284)              (362,278)
                                                                   ---------------    ---------------   --------------------

Cash Flows from Investing Activities
        Purchase of office equipment                                            -             (3,663)                (4,171)
                                                                   ---------------    ---------------   --------------------
Net Cash Used in Investing Activities                                           -             (3,663)                (4,171)
                                                                   ---------------    ---------------   --------------------

Cash Flows from Financing Activities:
        Proceeds from convertible promissory notes                        316,666                  -                316,666
        Proceeds from issuance of common stock                                  -                  -                 50,000
                                                                   ---------------    ---------------   --------------------

Net Cash Provided by Financing Activities                                 316,666                  -                366,666
                                                                   ---------------    ---------------   --------------------

Net Increase (decrease) in Cash                                           (14,060)            (6,947)                   217

Cash and Cash Equivalents - Beginning of Period                            14,277             30,844                      -
                                                                   ---------------    ---------------   --------------------

Cash and Cash Equivalents - End of Period                                   $ 217           $ 23,897                  $ 217
                                                                   ===============    ===============   ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                        $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
        Cash paid for income taxes                                            $ -                $ -                    $ -
                                                                   ===============    ===============   ====================

See the notes to these financial statements.


                                      BLUGRASS ENERGY, INC.
                                 (Formerly Coastal Media, Inc.)
                                  (A Development Stage Company)
                                STATEMENT OF STOCKHOLDER'S EQUITY
                    From May 19, 2006 (Inception) through December 31, 2008
                                           (Unaudited)

                                                                                            Deficit accum
                                                                            Additional        During
                                             Common Stock                    paid-in         Development
                                           Number of shares    Amount        Capital           Stage           Totals
                                          ----------------   -----------   -------------   --------------   --------------

Balance - May 19, 2006                                  -           $ -             $ -              $ -              $ -
  Stock issued for cash $0.005 per share        2,000,000         2,000           8,000                -           10,000
  Net loss                                              -             -               -             (551)            (551)
                                          ----------------   -----------   -------------   --------------   --------------
Balance - June 30, 2006                         2,000,000         2,000           8,000             (551)           9,449
                                          ----------------   -----------   -------------   --------------   --------------

  Stock issued for cash $0.025 per share        1,600,000         1,600          38,400                -           40,000
  Net loss                                              -             -               -          (18,131)         (18,131)
                                          ----------------   -----------   -------------   --------------   --------------
Balance - June 30, 2007                         3,600,000         3,600          46,400          (18,682)          31,318
                                          ----------------   -----------   -------------   --------------   --------------

  Net loss                                              -             -               -          (13,867)         (13,867)
                                          ----------------   -----------   -------------   --------------   --------------
Balance - June 30, 2008                         3,600,000         3,600          46,400          (32,549)          17,451
                                          ----------------   -----------   -------------   --------------   --------------

  Forward stock split                          50,400,000        50,400         (50,400)               -                -
  Net loss                                              -             -               -         (345,942)        (345,942)
                                          ----------------   -----------   -------------   --------------   --------------
Balance - December 31, 2008                    54,000,000      $ 54,000        $ (4,000)      $ (378,491)      $ (328,491)
                                          ================   ===========   =============   ==============   ==============


See the notes to these financial statements.

                              BLUGRASS ENERGY, INC,
                          (Formerly Coastal Media Inc.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


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

On October 1, 2008, the Company effected a forward stock split of the issued and outstanding shares of common stock on a fifteen for one basis. Authorized capital remained at 75,000,000 common shares and par value remained at $.001 per share. After the forward split the Company had 54,000,000 shares issued and outstanding.

In addition, on October 1, 2008, the Company amended its Articles of Incorporation to change its name from "Coastal Media Inc." to "Blugrass Energy Inc." As a result of the name of the change, the Company's trading symbol was changed to "BLUG."


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

c.   Basic Earnings per Share

In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 19, 2006 (date of inception).

                              BLUGRASS ENERGY, INC,
                          (Formerly Coastal Media Inc.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008



NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

f.   Income Taxes

Income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 19, 2006 (date of inception) to December 31, 2008 and generated a net loss of $345,942. This condition raises substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $217 will be sufficient to cover the expenses they will incur during the next twelve months in even a limited operations scenario.

                              BLUGRASS ENERGY, INC,
                          (Formerly Coastal Media Inc.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008

NOTE 4.   ACCOUNTS PAYABLE, RELATED PARTY

During the six months ended December 31, 2008, an officer and director of the Company personally paid accounts payable totaling $1,154. These funds are due on demand.

The Company neither owns nor leases any real or personal property. The Company has been paying Jon Suk, a former director, $50 per month for use of his boat. The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5.  CONVERTIBLE PROMISSORY NOTES

During the six months ended December 31, 2008, in exchange for funds of $316,666, the Company executed 6% unsecured convertible commercial promissory notes. The promissory notes are due on February 27, 2009. The promissory notes are exchangeable for a total of 366,666 shares of the Company's restricted common stock. During the six months ended December 31, 2008, the Company accrued interest of $1,876 in connection with the promissory notes.

NOTE 6.  INCOME TAXES

                                                 As of December 31, 2008
                                           ------------------------------------

     Deferred tax assets:
     Net operating tax carryforwards          $             337,472
     Tax Rate                                                 34%
                                           ------------------------------------
     Gross deferred tax assets                              127,936
     Valuation allowance                                   (127,936)
                                           ------------------------------------

     Net deferred tax assets                  $                 -0-
                                           ====================================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of December 31, 2008, the Company has a net operating loss carryforwards of approximately $337,472. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 7.  STOCKHOLDERS' EQUITY

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123, "Share-Based Payment." Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On October 1, 2008, the Company effected a forward stock split of the issued and outstanding shares of common stock on a fifteen for one basis. Authorized capital remained at 75,000,000 common shares and par value remained at $.001 per share. After the forward split the Company had 54,000,000 shares issued and outstanding.

                              BLUGRASS ENERGY, INC,
                          (Formerly Coastal Media Inc.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008

As of December 31, 2008, the Company had 54,000,000 shares of common stock issued and outstanding.

During the nine months ended December 31, 2008, the Company did not issue any shares of its common stock.

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

We have spent the last year looking for other potential business opportunities that might be available to the Company and have decided to focus our attention on opportunities in the oil and gas industry.

As part of our efforts to search for new potential business opportunities in the oil and gas industry, on October 1, 2008, we amended our articles of incorporation to changes our name from Coastal Media, Inc. to Blugrass Energy, Inc. In connection with our name change, our trading symbol was changed to "BLUG." In addition, on October 1, 2008, we effected a 15 for 1 forward stock split of our issued and outstanding common stock. As a result, our authorized capital did not increase and remains at 75,000,000 shares of common stock. Our issued and outstanding common stock increased from 3,600,000 to 54,000,000 shares of common stock.

We expect that our current cash balance of $217 on December 31, 2008, will not allow us to complete the next 6 months without additional funds, in a limited operations scenario. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

Results of Operations

For the Three Months Ended  December 31, 2008 compared to the Three Months Ended
--------------------------------------------------------------------------------
December 31, 2007
-----------------

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $335,596 and $1,703 for the three month periods ended December 31, 2008 and 2007, respectively. The increase of $333,893 is a result of the increase of the $316,000 in licensing fees and an increase of $9,448 in professional fees and the $7,845 general and administrative expenses over the prior period. The increase in our operating expenses for the three months ended December 31, 2008, was a result of work in connection with compliance with filing requirements.

During the three months ended December 31, 2008, we recognized a net loss of $337,472 compared to a net loss of $1,703 for the three months ended December 31, 2007. The increase of $335,769 was a result of the $333,893 increase in operational expenses as discussed above combined with the $1,876 increase in interest expenses.

For the Six Months  Ended  December  31, 2008  compared to the Six Months  Ended
--------------------------------------------------------------------------------
December 31, 2007
-----------------

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $344,066 and $3,484 for the six month periods ended December 31, 2008 and 2007, respectively. The increase of $340,582 is a result of the increase of the $316,000 in licensing fees and an increase of $13,812 in professional fees and the $10,170 general and administrative expenses over the prior period. The increase in our operating expenses for the six months ended December 31, 2008, was a result of work in connection with compliance with filing requirements.

During the six months ended December 31, 2008, we recognized a net loss of $345,942 compared to a net loss of $3,484 for the six months ended December 31, 2007. The increase of $342,458 was a result of the $340,582 increase in operational expenses as discussed above combine with the $1,876 increase in interest expenses.

Liquidity and Capital Resources

At December 31, 2008, we had total assets of $3,641, of which $217 was cash and $3,424 were fixed assets. At December 31, 2008, we had total current liabilities of $332,132, consisting of accounts payable of $13,590, accrued interest of $1,876 and $316,666 in convertible promissory notes.

During the six months ended December 31, 2008, we used cash of $330,726 in operations. During the six months ended December 31, 2007, we used $3,284 in operations. During the six months ended December 31, 2008, net losses of $345,942 were not adjusted for any non-cash items. During the six months ended December 31, 2007, net losses of $3,484 were not adjusted for any non-cash items.

During the six months ended December 31, 2008, we did not have any cash flows from investment activities. During the six months ended December 31, 2007, we used $3,662 in investment activities.


During the six months ended December 31, 2008, in exchange for funds of $316,666, the Company executed 6% unsecured convertible commercial promissory notes. The promissory notes are due on February 27, 2009. The promissory notes are exchangeable for a total of 366,666 shares of the Company's restricted common stock. During the six months ended December 31, 2008, the Company accrued interest of $1,876 in connection with the promissory notes.

During the six months ended December 31, 2007, we did not receive or use any funds in our financing activities.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are based on the framework set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the period ended December 31, 2008. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. Management identified the following material weaknesses:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

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

February 20, 2009                   Blugrass Energy, Inc. (Registrant)

                                    By: /s/ Leslie A. Schaefer
                                        ------------------------------
                                        Leslie A. Schaefer, Director, President
                                        and Chief Executive Officer, Chief
                                        Financial Officer and Principal
                                        Accounting Officer