Form 10-Q
period 2009-03-31
Blugrass Energy, Inc.
filed 2009-05-19
CIK 1365748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2009

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

                                 (859) 552-6036
                                 --------------
                               (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]                      No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

         Large accelerated filer [ ]        Accelerated Filer [ ]

         Non-accelerated filer   [ ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes  [ ]                    No  [X]


There were 54,000,000 shares of Common Stock outstanding as of May 15, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                           Page

         Balance Sheets - March 31, 2009 and June 30, 2008 (Audited)       F-1

         Statements of Operations  -
                  Three and Nine months ended March 31, 2009 and
                  2008 and From May 19, 2006(Inception) to March
                  31, 2009                                                 F-2

         Statements of Cash Flows -
                  Nine months ended March 31, 2009 and 2008 and
                  From May 19, 2006 (Inception) to March 31, 2009          F-3

         Notes to the Financial Statements                                 F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                          3

Item 4. Controls and Procedures                                             3

Item 4T.  Controls and Procedures                                           4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                  4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                   5

Item 4.  Submission of Matters to a Vote of Security Holders
                  - Not Applicable                                          5

Item 5.  Other Information - Not Applicable                                 5

Item 6.  Exhibits                                                           5

SIGNATURES                                                                  6


Item 1.  Financial Statements


                                 Blugrass ENERGY, INC.
                            (Formerly Coastal Media, Inc.)
                             (A Development Stage Company)
                                    BALANCE SHEETS


                                                                            March 31,          June 30,
                                                                               2009              2008
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash                                                                $ 549          $ 14,227
                                                                          ---------------   ---------------
        Total Current Assets                                                         549            14,227
                                                                          ---------------   ---------------

        Fixed Assets:
               Office Equipment                                                    3,424             3,424
                                                                          ---------------   ---------------
        Total Other Assets                                                         3,424             3,424
                                                                          ---------------   ---------------

Total Assets                                                                     $ 3,973          $ 17,651
                                                                          ===============   ===============


Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                                 $ 28,002               $ -
               Accounts payable, related party                                       207               200
               Accrued interest payable                                            6,562                 -
               Convertible notes payable                                         416,666                 -
                                                                          ---------------   ---------------
        Total Current Liabilities                                                451,437               200

Stockholders' Equity
        Common stock, $0.001 par value; 75,000,000 shares
          authorized, 54,000,000 shares issued and outstanding
          at March 31, 2009 and June 30, 2008, respectively                       54,000            54,000
        Additional paid-in capital                                                (4,000)           (4,000)
        Deficit accumulated during the development stage                        (497,464)          (32,549)
                                                                          ---------------   ---------------
               Total Stockholders' Equity                                       (447,464)           17,451
                                                                          ---------------   ---------------

Total liabilities and stockholders' equity                                       $ 3,973          $ 17,651
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


                                       BLUEGRASS ENERGY, INC.
                                   (Formerly Coastal Media, Inc.)
                                    (A Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                   For The Three Months Ended           For the Nine Months Ended      May 19, 2006
                                                            March 31,                            March 31,            (Inception) to
                                                    2009                2008             2009             2008        March 31, 2009
                                                 --------------   --------------    -------------    -------------    --------------

Revenue:                                                   $ -              $ -              $ -              $ -               $ -
                                                 --------------   --------------    -------------    -------------    --------------

Operational expenses:
         Leasing fees                                   44,223                -          360,823                -           360,823
         Depreciation expense                                -                -                -                -               747
         Professional fees                              64,299            4,600           73,747            4,600            89,247
         General and administrative expenses            14,235            2,568           23,783            6,053            40,085
                                                 --------------   --------------    -------------    -------------    --------------

                 Total operational expenses            122,757            7,168          458,353           10,653           490,902
                                                 --------------   --------------    -------------    -------------    --------------

Other Expense:
         Interest expense                               (4,686)               -           (6,562)               -            (6,562)
                                                 --------------   --------------    -------------    -------------    --------------
                                                        (4,686)               -           (6,562)               -            (6,562)

Net loss                                            $ (127,443)        $ (7,168)      $ (464,915)       $ (10,653)       $ (497,464)
                                                 ==============   ==============    =============    =============    ==============

Per share information

Net loss per common share
         Basic                                   $           *    $           *                *     $          *
         Fully diluted                                       *                *                *                *
                                                 ==============   ==============    =============    =============

Weighted average number of common
         stock outstanding                          54,000,000       54,000,000       54,000,000       54,000,000
                                                 ==============   ==============    =============    =============

         * Less than $(0.01) per share.


See the notes to these financial statements.


                                   BLUGRASS ENERGY, INC.
                              (Formerly Coastal Media, Inc.)
                               (A Development Stage Company)
                                  STATEMENT OF CASH FLOWS
                                        (Unaudited)

                                                                                                           May 19, 2006
                                                                       For the Nine Months Ended          (Inception) to
                                                                               March 31,                     March 31,
                                                                        2009               2008                2009
                                                                   ---------------    ---------------   --------------------

Cash Flows from Operating Activities:
        Net Loss                                                       $ (464,915)         $ (10,653)            $ (497,464)
Adjustments to reconcile net loss to
         net cash used by operating activities:
        Depreciation                                                            -                  -                    747
Adjustments to reconcile net loss to net cash used
        in operating activities:
        Increase in accounts payable                                       28,002                  -                 28,002
        Increase in accounts payable, related party                           (43)               200                    207
        Increase in accrued interest payable                                6,562                  -                  6,562
                                                                   ---------------    ---------------   --------------------

Net Cash Used by Operating Activities                                    (430,394)           (10,453)              (461,946)
                                                                   ---------------    ---------------   --------------------

Cash Flows from Investing Activities
        Purchase of office equipment                                            -             (3,662)                (4,171)
                                                                   ---------------    ---------------   --------------------
Net Cash Used in Investing Activities                                           -             (3,662)                (4,171)
                                                                   ---------------    ---------------   --------------------

Cash Flows from Financing Activities:
        Proceeds from convertible promissory notes                        416,666                  -                416,666
        Proceeds from issuance of common stock                                  -                  -                 50,000
                                                                   ---------------    ---------------   --------------------

Net Cash Provided by Financing Activities                                 416,666                  -                466,666
                                                                   ---------------    ---------------   --------------------

Net Increase (decrease) in Cash                                           (13,728)           (14,115)                   549

Cash and Cash Equivalents - Beginning of Period                            14,277             30,844                      -
                                                                   ---------------    ---------------   --------------------

Cash and Cash Equivalents - End of Period                                   $ 549           $ 16,729                  $ 549
                                                                   ===============    ===============   ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                        $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
        Cash paid for income taxes                                            $ -                $ -                    $ -
                                                                   ===============    ===============   ====================


See the notes to these financial statements.



                                  (A Development Stage Company)
                                STATEMENT OF STOCKHOLDER'S EQUITY
                      From May 19, 2006 (Inception) through March 31, 2009
                                           (Unaudited)

                                                                                            Deficit accum
                                                                            Additional        During
                                             Common Stock                    paid-in         Development
                                           Number of shares    Amount        Capital           Stage           Totals
                                          -----------------  -----------   -------------   --------------   --------------

Balance - May 19, 2006                                  -           $ -             $ -              $ -              $ -
  Stock issued for cash $0.005 per share        2,000,000         2,000           8,000                -           10,000
  Net loss                                              -             -               -             (551)            (551)
                                          ----------------   -----------   -------------   --------------   --------------
Balance - June 30, 2006                         2,000,000         2,000           8,000             (551)           9,449
                                          ----------------   -----------   -------------   --------------   --------------

  Stock issued for cash $0.025 per share        1,600,000         1,600          38,400                -           40,000
  Net loss                                              -             -               -          (18,131)         (18,131)
                                          ----------------   -----------   -------------   --------------   --------------
Balance - June 30, 2007                         3,600,000         3,600          46,400          (18,682)          31,318
                                          ----------------   -----------   -------------   --------------   --------------

  Net loss                                              -             -               -          (13,867)         (13,867)
                                          ----------------   -----------   -------------   --------------   --------------
Balance - June 30, 2008                         3,600,000         3,600          46,400          (32,549)          17,451
                                          ----------------   -----------   -------------   --------------   --------------

  Forward stock split                          50,400,000        50,400         (50,400)               -                -
  Net loss                                              -             -               -         (464,915)        (464,915)
                                          ----------------   -----------   -------------   --------------   --------------
Balance - March 31, 2009                       54,000,000      $ 54,000        $ (4,000)      $ (497,464)      $ (447,464)
                                          ================   ===========   =============   ==============   ==============

See the notes to these financial statements.

                              Blugrass ENERGY, INC,
                          (Formerly Coastal Media Inc.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)


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

In addition, on October 1, 2008, the Company amended its Articles of Incorporation to change its name from "Coastal Media Inc." to "Blugrass Energy Inc.." As a result of the name of the change, the Company's trading symbol was changed to "BLUG."


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

                              Blugrass ENERGY, INC,
                          (Formerly Coastal Media Inc.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)

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


NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 19, 2006 (date of inception) to March 31, 2009 and generated a net loss of $497,464. This condition raises substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $544 will be sufficient to cover the expenses they will incur during the next twelve months in even a limited operations scenario.

                              Blugrass ENERGY, INC,
                          (Formerly Coastal Media Inc.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)

NOTE 4.   ACCOUNTS PAYABLE, RELATED PARTY

During the nine months ended March 31, 2009, an officer and director of the Company personally paid accounts payable totaling $1,461. During the nine months ended March 31, 2009, $1,504 was repaid. At March 31, 2009, $207 is outstanding. These funds are due on demand.

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

NOTE 5.  CONVERTIBLE PROMISSORY NOTES

During the nine months ended December 31, 2008, in exchange for funds of $416,666, the Company executed 6% unsecured convertible commercial promissory notes. The promissory notes are due on February 27, 2009. The promissory notes are exchangeable for a total of 466,666 shares of the Company's restricted common stock. During the nine months ended March 31, 2009, the Company accrued interest of $6,562 in connection with the promissory notes.


NOTE 6.  INCOME TAXES

                                                        As of March 31, 2009
                                                  ------------------------------

  Deferred tax assets:
  Net operating tax carryforwards                    $       497,464
  Tax Rate                                                        34%
                                                  ------------------------------
  Gross deferred tax assets                                  169,138
  Valuation allowance                                       (169,138)
                                                  ------------------------------

  Net deferred tax assets                            $          -0-
                                                  ==============================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of March 31, 2009, the Company has a net operating loss carryforwards of approximately $497,464. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                              Blugrass ENERGY, INC,
                          (Formerly Coastal Media Inc.)
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
                                   (Unaudited)


As of March 31, 2009, the Company had 54,000,000 shares of common stock issued and outstanding.

During the nine months ended March 31, 2009, the Company did not issue any shares of its common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward-Looking Statements
--------------------------

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

Business and Plan of Operations
-------------------------------

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

We expect that our current cash balance of $549 on March 31, 2009, will not allow us to complete the next 6 months without additional funds, in a limited operations scenario. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

Results of Operations
---------------------

For the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $122,757 and $4,686 for the three month periods ended March 31, 2009 and 2008, respectively. The increase of $118,071 is a result of the increase of the $44,223 in licensing fees and an increase of $59,699 in professional fees and the $11,667 general and administrative expenses over the prior period. The increase in our operating expenses for the three months ended March 31, 2009, was a result of work in connection with compliance with filing requirements.

During the three months ended March 31, 2009, we recognized a net loss of $127,443 compared to a net loss of $7,168 for the three months ended March 31, 2008. The increase of $120,275 was a result of the $118,071 increase in operational expenses as discussed above combined with the $4,686 increase in interest expenses.

For the Nine Months Ended March 31, 2009 compared to the Nine Months Ended March 31, 2008

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $453,353 and $10,653 for the nine month periods ended March 31, 2009 and 2008, respectively. The increase of $442,700 is a result of the increase of the $360,823 in licensing fees and an increase of $69,147 in professional fees and the $17,730 general and administrative expenses over the prior period. The increase in our operating expenses for the nine months ended March 31, 2009, was a result of work in connection with compliance with filing requirements and payments in connection with oil and gases leases.

During the nine months ended March 31, 2009, we recognized a net loss of $464,915 compared to a net loss of $10,653 for the nine months ended March 31, 2008. The increase of $454,262 was a result of the $442,700 increase in operational expenses as discussed above combine with the $6,562 increase in interest expenses.

Liquidity and Capital Resources

At March 31, 2009, we had total assets of $3,973, of which $549 was cash and $3,424 were fixed assets. At March 31, 2009, we had total current liabilities of $451,437, consisting of accounts payable of $28,002, accrued interest of $6,562 and $416,666 in convertible promissory notes.

During the nine months ended March 31, 2009, we used cash of $430,394 in operations. During the nine months ended March 31, 2008, we used $10,453 in operations. During the nine months ended March 31, 2009, net losses of $464,915 were not adjusted for any non-cash items. During the nine months ended March 31, 2008, net losses of $10,653 were not adjusted for any non-cash items.

During the nine months ended March 31, 2009, we did not have any cash flows from investment activities. During the nine months ended March 31, 2008, we used $3,662 in investment activities.

During the nine months ended March 31, 2009, in exchange for funds of $416,666, the Company executed 6% unsecured convertible commercial promissory notes. The promissory notes are due on February 27, 2009. The promissory notes are exchangeable for a total of 466,666 shares of the Company's restricted common stock. During the nine months ended March 31, 2009, the Company accrued interest of $6,562 in connection with the promissory notes.

During the nine months ended March 31, 2008, we did not receive or use any funds in our financing activities.

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

As required by SEC Rule 15d-15(b), Ms. Schaffer our Chief Executive Officer and Principal Accounting Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Ms. Schaffer has concluded that our disclosure controls and procedures are were not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are based on the framework set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2009.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the period ended March 31, 2009. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. Management identified the following material weaknesses:

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Blugrass Energy, Inc. is not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

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

May 14, 2009                        Blugrass Energy, Inc. (Registrant)

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