Form 10-K
period 2009-06-30
Blugrass Energy, Inc.
filed 2009-10-13
CIK 1365748

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2009

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                       Commission file number: 333-135852

                              BLUGRASS ENERGY, INC.
                      (FORMERLY COASTAL MEDIA GROUP, INC.)

             (Exact name of registrant as specified in its charter)


             Nevada                                          20-4952339
----------------------------------                     ------------------------
 State or other jurisdiction of                            I.R.S. Employer
  incorporation or organization                          Identification No.

                    7609 Ralston Road, Arvada, Colorado 80002
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (403) 830-7566

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                                   Name of each exchange
     registered                                         on which registered
--------------------------                            ------------------------
    Not Applicable                                          Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                  ------------
                                (Title of class)

Indicate  by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.       Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer                    [___]    Accelerated filer   [___]

Non-accelerated filer      [___]                Smaller reporting company  [_X_]
(Do not check if a smaller reporting company)


Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was $15,930,000 as of October 9, 2009, based upon the closing market price of the Company's stock on that date.

There were 50,050,000 shares outstanding of the registrant's Common Stock as of October 9, 2009.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1        Business                                                         1
ITEM 1 A.     Risk Factors                                                     8
ITEM 1 B.     Unresolved Staff Comments                                       16
ITEM 2        Properties                                                      16
ITEM 3        Legal Proceedings                                               16
ITEM 4        Submission of Matters to a Vote of Security Holders             16

                                     PART II

ITEM 5        Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               17
ITEM 6        Selected Financial Data                                         17
ITEM 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       22
ITEM 7 A.     Quantitative and Qualitative Disclosures About Market Risk      22
ITEM 8        Financial Statements and Supplementary Data                     22
ITEM 9        Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        23
ITEM 9 A.     Controls and Procedures                                         23
ITEM 9 A(T).  Controls and Procedures                                         23
ITEM 9B       Other Information                                               24

                                    PART III

ITEM 10       Directors, Executive Officers, and Corporate Governance         24
ITEM 11       Executive Compensation                                          27
ITEM 12       Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 31
ITEM 13       Certain Relationships and Related Transactions, and Director
              Independence                                                    32
ITEM 14       Principal Accounting Fees and Services                          33

                                     PART IV

ITEM 15       Exhibits, Financial Statement Schedules                         33
SIGNATURES                                                                    34

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Blugrass Energy, Inc. ("Blugrass Energy") plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Blugrass Energy's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of Blugrass Energy's to implement its business strategy; ability to obtain additional financing; Blugrass Energy's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this registration statement or in other of Blugrass Energy's filings with the Securities and Exchange Commission. Blugrass Energy is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A "Risk Factors."


                                     PART I

ITEM 1. BUSINESS
----------------

General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "We," Us," or the "Company" are to Blugrass Energy, Inc.

Description of Business

History of Blugrass Energy, Inc.
--------------------------------

Blugrass Energy, Inc. (the Company) was incorporated under the laws of the State of Nevada on May 19, 2006, as Coastal Media, Inc. On October 1, 2008, the Company amended its Article of Incorporation to change its name from Coastal Media Inc. to Blugrass Energy, Inc.

Our original business plan which we commenced in June 2006 was to operate a cruising guides website and produce and sell multimedia DVD for pleasure boating. We have been in the development stage since our inception. Activities through June 30, 2009 include the raising of equity capital and the formation of a business plan to merge with or acquire and develop assets from a company in the oil and gas industry.

Company Overview

We had been inactive prior to 2008. We have no recent operating history and no representation is made, nor is any intended that we will able to carry on our activities profitably. The viability of the proposed business effort is dependent upon sufficient funds being realized from offerings, of which there is no assurance. John Kenney Berscht, Chief Executive Officer and Director, has prior experience in the acquisition, evaluation, exploration and development of oil and gas properties.

Blugrass  is an oil and gas  exploration  and  development  company  focused  on creating a portfolio of North American assets that exhibit consistent, predictable, and long-lived production capabilities. We plan to build value through the acquisition and development of gas and oil assets that contain proven reserves in domestic areas where reserves can be economically produced at a low risk to the Company relying on joint venture partners to supply most of the funds needed to explore or develop these properties.

Our main emphasis will be to acquire production or revenue generating opportunities either by lease purchase or farmout, when available, with third parties and industry partners. We plan to engage in the exploration, acquisition, development, production, and sale of natural gas and crude oil, although the Company expects to generate most of its initial revenue from the production and sale of natural gas.

We have no revenues at this time and anticipate that we will need additional capital to support the execution of our business plan. Decisions regarding future participation in acquisitions or other business development activities will be made on a case-by-case basis.

Our overall growth strategy is to continue building value in our Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production.

We plan on acquiring properties that contain proven gas reserves, some of which are adjacent to interstate pipeline systems which provide ready access to sales markets for the gas produced.
 We believe our path to success will be built around a three phase growth strategy as described below:

Phase One of our business plan calls for investing in various lease holdings and properties with no current production. This program is consistent with our principal strategy which is to acquire and farm-out small land positions in major oil and natural gas basins while retaining negotiated carried interests. Surface geology will be reviewed along with seismic data, when available, which will aid in subsurface structural interpretation and lead generation for new acquisition opportunities in areas of interest.

Phase Two of our business plan calls for purchasing interests in properties which contain proven reserves. This growth strategy is partially based on participation, as it intends to team up with outside strategic partners, and investors who will assume part or all of the costs associated with the drilling of additional wells in exchange for part of the revenues derived from the wells they finance. We expect that implementation of this strategy will reduce the financial risk to us while retaining an overriding net royalty interest in each successful well drilled.

Phase Three of our business plan calls for originating, developing and managing balanced, low-risk, highly-focused developmental drilling programs, with accredited investors and qualified partners, in areas with low drilling costs and high success rates. This stage further balances our approach to profitable energy asset development through low risk, highly focused, predominantly "development" drilling projects.

This business development plan is expected to be executed in multiple phases. The pace of the development will obviously depend on the availability of a viable financing program, lender restrictions, general economic conditions, and potential other factors relevant to this type of program.

The Market

Natural Gas Supply and Demand:

Natural gas drillers across the United States are idling rigs setting the stage for supplies to drop faster than demand. Approximately 45% of the rigs in the United States have been shut down since September 2008. The U.S. Energy Department expects that production will fall 5.2%, faster than the 1.9% decline in use.

Blugrass's management believes that there are strong indications that the oil and gas market has bottomed out and as it has reflected stronger market since January 2009. Blugrass believes that the fall in gas prices, as well as, decreases in the costs of acreage and drilling provides the Company with a rare opportunity to position the Company for the future.

The National Petroleum council estimates the U.S. demand for natural gas to increase from 22 trillion cubic feet (TCF) in 1998 to over 31 TCF by 2015. This nearly 50% increase in demand for natural gas, coupled with constrained supplies from conventional sources and storage facilities, suggests an urgent need for new gas sources. Although conventional gas sources such as high permeability sandstones supply about 60% of the U.S. demand (13 TCF in 1998), projections indicate a flat to declining supply through year 2015. The shortfall in conventional gas supply is expected to be taken up by production from un-conventional sources such as tight gas sandstones/shales, associated gas, and Coal Bed Methane (CBM). CBM shows great promise as a future source of natural gas, with the US Geological Survey estimating some 700 TCF contained in 6 major CBM basins in the continental US. This constitutes an enormous reserve, almost the entire US demand for the next 25 years.

We plan to acquire leases that lie within one or more of these sub-basins. We believe the current supply and demand fundamentals will lead to a strengthening in prices. Consequently, we intend to continually seek out potential producing properties in these regions of the U.S.

CBM Production: CBM production is similar to conventional natural gas production in terms of the physical production facilities and the product produced. However, surface mechanics and some production characteristics of CBM wells are quite different from traditional natural gas production wells. Methane gas is created as part of the coalification process. Coals vary in their methane gas content which is defined by the industry as cubic feet of gas per ton of coal. Conventional natural gas wells assume a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. However, CBM is trapped in the molecular structure of the coal itself until it is released by pressure changes, resulting from water removal from the coal-bed.

Water completely permeates coal-beds and the natural fracture system or cleats as they are normally referred. In good production areas, the cleats are pervasive throughout the coal-beds. CBM gas, principally methane, is adsorbed onto the grain surfaces of the coal. To produce CBM, the water must be drawn off first, lowering the pressure so that the methane gas will desorb from the coal thus allowing gas to flow from the coal into the de-watered cleats that act as high permeable conduits to the well bore, where gas can be produced at the well head. These cleats are assumed to have been formed during the coalification and uplifting processes. If cleat permeability is adequately developed, it may allow commercial quantities of methane gas to be produced from the well. The qualities of productive CBM wells include coal quality, the content of natural gas per ton of coal, thickness of the coal-beds, reservoir pressure, existence of natural fractures, and overall permeability of the coal-bed.

CBM production also differs from conventional gas production that normally starts at its highest production rate and then declines with time. Because coal-beds have water residing within the cleats, the water needs to be withdrawn in order to promote production of the adsorbed gases. Thus, for the case of CBM, initial water production is high and diminishes with time. CBM gas production, however, starts at a relatively low rate, reaching a peak some months later and then begins to decline.

CBM production is attractive due to several geological factors: Coal stores six or seven times as much gas as a conventional natural gas reservoir of equal rock volume due to the large internal surface area of coal; significant amounts of coal are accessible at shallow depths, making well drilling and completion relatively inexpensive; exploration costs are also low since methane occurs in coal deposits, and the location of the Nation's coal resources is well defined as indicated in the prominent Western Natural gas fields map shown to the right.

Estimates of the in-place gas resources of the principal coal-bearing basins of the United States exceed 700 trillion cubic feet. Economically recoverable resources of coal bed gas are probably less than 100 Tcf. This represents about a five-year supply at current U.S. consumption rates.

Global Oil Supply and Demand: World demand for oil has fluctuated wildly in the past year.

While there was much growth in demand - about 40 percent from Asia, into 2008 due mainly to rapidly growing economies in China and India there has been a dramatic decline in oil demand due to the worldwide recession. In 2004, China passed Japan as the world's second-largest consumer of oil. It used an average of 6.63 million barrels of oil every day - about twice what it produces. Its oil imports doubled between 1999 and 2004. China's demand for oil is expected to continue to increase each year albeit much more slowly in the recession. If that happens, China will surpass the United States as the world's largest consumer of oil by 2015. Similarly, India's oil needs are expected to grow by four to seven percent a year.

Up to this point, the world's oil producers have been able to meet demand. However, should demand increase substantially, or production decrease for any reason, there could be a significant spike in the price of oil and possible shortages. The London-based Oil Depletion Analysis Centre recently released a study that predicted tight oil supplies through the rest of this decade, even if all of the new major oil recovery projects scheduled to come on stream over the next six years meet their targets. The only way to avoid it, the study said, is for demand to drop sharply, which it did in the last half of 2008.

Increasing Supply: There are two ways to increase oil supply: getting more oil out of existing wells and finding new sources. Extraction from existing wells has been getting steadily more efficient; according to The Economist, "A few decades ago, the average oil recovery rate from reservoirs was 20%; thanks to remarkable advances in technology, this has risen to about 35%," with future increases expected. Methods for recovering oil from shale are notable for continuing to improve. Furthermore new sources, including the continental shelf, continue to be opened for exploration.

Areas of Interest and Property: We will consider the following criteria when evaluating whether to acquire an oil and gas prospect:

     1)   Proximity to existing production;
     2)   Target zone is less than 4,000 feet in depth;
     3)   Location in a known producing region;
     4)   Whether there is well control data from nearby drill sites;
     5) Favorable geologic evaluations by local geologists of production potential;
     6)   Reasonable cost of acquisition;
     7)   Term of lease and drilling commitment, if any; and
     8)   Reasonable drilling cost estimates.

Upon selecting a lease for purchase, a geochemical survey of the property will be initiated.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition: There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Many of the companies and individuals so engaged have substantially greater technical and financial resources than us.

Most of the domestic natural gas reserves are concentrated in larger U.S. based companies. In 2005, the top twenty operators (Class 1-10 and 11-20) had sixty percent of the proven reserves of natural gas. The next two size classes contain 80 and 400 companies and account for 24 and 10 percent of the U.S. natural gas proved reserves, respectively. The top 20 operators had a 23 percent increase in their reserves from 200 to 2005. The rest of the operators had a three percent increase in their reserves during the same period. There were 859 active gas producing fields in 2005 and approximately 15,000 domestics oil and gas operators.

Markets: The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond the control of us, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond our control. The market for natural gas is also unsettled, and gas prices have increased dramatically in the past four years with substantial fluctuation, seasonally and annually.

Since July 2008, oil prices have dropped from $147 to the high $30's and gas drop from $13 per, MCF to $3 per MCF. With gas production falling at a much faster rate than usage, the stage is set for a significant price increase in the near future.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is no assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the certain areas of the marketplace due to pipeline capacity, the extent and duration of which is not known. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

Governmental Regulations: Regulation of Oil and Natural Gas Production. Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Federal Regulation of Natural Gas: The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which may affect the marketing of natural gas produced by us, as well as the revenues that may be received by us for sales of such production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the order was to increase competition within all phases of the natural gas industry. The United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636 and the Supreme Court has declined to hear the appeal from that decision. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and has substantially increased competition and volatility in natural gas markets.

The price we may receive from the sale of oil and natural gas liquids will be affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on our intended operations. However, the regulations may increase transportation costs or reduce well head prices for oil and natural gas liquids.

Compliance with Environmental Laws and Regulations: Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

Effect of Changing Industry Conditions on Drilling Activity: Lower oil and gas prices have caused a decline in drilling activity in the U.S. from time to time. However, such reduced activity has also resulted in a decline in drilling costs, lease acquisition costs and equipment costs, and an improvement in the terms under which drilling prospects are generally available. We cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activities in general, or on its ability to generate economic drilling prospects and to raise the necessary funds with which to drill them.

Regulation and Pricing of Natural Gas: Our operations may be subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to the sale of natural gas for resale in interstate and intrastate commerce. State regulatory agencies may exercise or attempt to exercise similar powers with respect to intrastate sales of gas. Because of its complexity and broad scope, the price impact of future legislation on the operation of us cannot be determined at this time.

Crude Oil and Natural Gas Liquids Price and Allocation Regulation: Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids. Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation. The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions. As a result of this action, oil which may be sold by us will be sold at deregulated or free market prices. At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas.

State Regulations: Our production of oil and gas, if any, will be subject to regulation by state regulatory authorities in the states in which we may produce oil and gas. In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. Some regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production.

Proposed Legislation: A number of legislative proposals have been and probably will continue to be introduced in Congress and in the legislatures of various states, which, if enacted, would significantly affect the petroleum industries. Such proposals and executive actions involve, among other things, the imposition of land use controls such as prohibiting drilling activities on certain federal and state lands in roadless wilderness areas. At present, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have. However, President Clinton's establishment of numerous National Monuments by executive order has had the effect of precluding drilling across vast areas of the Rocky Mountain West.

Environmental Laws: Oil and gas exploration and development are specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All of our operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent to which cannot now be predicted.

External Growth Strategy: Oil and gas production companies are subject to international competition, particularly as businesses in this industry becomes more global in nature.

As a result of these and other factors affecting industry today, such as deregulation, capital market intervention, and new developments in recovery technologies, small businesses and large corporations are being forced to adapt quickly to such transformations in order to thrive or even merely survive.

Many private company managers have concluded that it is timely and prudent to look at being acquired by a properly capitalized strategic partner in order to remain competitive in this type of economic environment. This new strategic alliance could come from a publicly traded company or a privately held competitor with greater access to equity or debt capital, or one that possesses enhanced advertising and marketing capabilities, and has capital intensive, expansive product engineering, and sales and support capabilities.

For these and other reasons, there has been significant energy involving mergers and acquisitions in the oil and gas industries at present. Many large firms involved in this industry have established corporate growth strategies that consistently include acquisitions. These experienced buyers search for companies that fit their well-defined acquisition criteria, often attempting to buy companies that are not actively for sale, seeking to generate exponential growth through the purchase of complimentary businesses.

Production companies are obvious targets of interest partly because they have established revenue streams and are compatible with our core revenue generating business model. Service related businesses, such as drillers, are also of interest because they will allow us to control our recompletion and drilling schedules on our leased acreage. Therefore, during the coming months, in an effort to broaden our revenue generating capabilities, we plan to aggressively explore and pursue these types of strategic acquisition opportunities.

Title to Properties.

We do not hold or are the record owner of any properties, at the date of this filing.

Our prospects are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Although we are not aware of any material title defects or disputes with respect to its undeveloped acreage, to the extent such defects or disputes exist, we would suffer title failures.

Backlog of Orders: We currently have no orders for sales at this time.

Government Contracts: We have no government contracts.

Company Sponsored Research and Development: We are not conducting any research.

Number of Persons Employed: As of October 1, 2009, we had no full-time employees. Officers and Directors work on an as needed part-time basis up to 40 hours per week.

ITEM 1A. RISK FACTORS
---------------------

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Blugrass Energy's plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Blugrass Energy's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of Blugrass Energy to implement its business strategy; ability to obtain additional financing; Blugrass Energy's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this Annual Report on Form 10-K or in other of Blugrass Energy filings with the Securities and Exchange Commission. Blugrass Energy is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                  Risk Factors

                          GENERAL BUSINESS RISK FACTORS

Our business is a development stage company and unproven and therefore risky.
----------------------------------------------------------------------------

We have only very recently adopted the business plan described herein-above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the energy business, especially in view of the intense competition from existing businesses in the industry.

We have a lack of revenue history and investors cannot view our past performance
--------------------------------------------------------------------------------
since we are a start-up company.
-------------------------------

We were formed in May 2006 for the purpose of engaging in any lawful business and have adopted a plan to engage the acquisition, exploration, and if warranted, development of natural resource properties. We have had no revenues in the last five years. We are not profitable and the business effort is considered to be in an early development stage. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

We can give no assurance of success or profitability to our investors.
---------------------------------------------------------------------

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

We may have a shortage of working  capital in the future which could  jeopardize
--------------------------------------------------------------------------------
our ability to carry out our business plan.
------------------------------------------

Our capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation and could exceed $250,000 in the next twelve months. Such funds are not currently committed, and we have cash as of the date of this Annual Report on Form 10-K of approximately $4,200.

We have no operating history and no revenues and it may be unlikely that we will raise that additional working capital from an offering of our equity securities.

Our  officers and  directors  may have  conflicts  of interest  which may not be
--------------------------------------------------------------------------------
resolved favorably to us.
------------------------

Certain conflicts of interest may exist between us and our officers and directors. Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors and Executive Officers" and "Conflicts of Interest." Our officers are spending part-time in this business - up to 40 hours per week.

We will need additional financing for which we have no commitments, and this may
--------------------------------------------------------------------------------
jeopardize execution of our business plan.
-----------------------------------------

We have limited funds, and such funds may not be adequate to carryout the business plan in the energy business. Our ultimate success depends upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

We may in the future  issue more  shares  which could cause a loss of control by
--------------------------------------------------------------------------------
our present management and current stockholders.
-----------------------------------------------

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

We have a minimal operating history,  so investors have no way to gauge our long
--------------------------------------------------------------------------------
term performance.
----------------

We were formed in May 2006, and only recently adopted a business plan in the energy industry. As evidenced by the financial reports we have had no revenue. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. Our venture must be considered highly speculative.

We are not diversified and we will be dependent on only one business.
--------------------------------------------------------------------

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the energy industry and therefore increase the risks associated with our operations due to lack of diversification.

We will  depend  upon  management  but we will  have  limited  participation  of
--------------------------------------------------------------------------------
management.
----------

We currently have one individual who as our Chief Executive Officer and Chief Accounting Officer for up to 40 hours per week each on a part-time basis. Mr. Berscht is also a Director of the Company. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Once we receive the proceeds from this offering, other consultants may be employed on a part-time basis under a contract to be determined. Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

Our  officer  and  directors  are not  employed  full-time  by us which could be
--------------------------------------------------------------------------------
detrimental to the business.
---------------------------

Our directors and officer are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. Each officer and director of our business is engaged in business activities outside of our business, and the amount of time they devote as Officer and Directors to our business will be up to 40 hours per week. As such time as the Company is financially capable of paying salaries, it is anticipated that management will assume full time roles in the Company's operations.

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company, when the business may demand such full-time participation.

Our officer and  directors  may have  conflicts  of  interests  as to  corporate
--------------------------------------------------------------------------------
opportunities which we may not be able or allowed to participate in.
-------------------------------------------------------------------

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officer and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring any business opportunity or mineral interest from any affiliate or officer or director. (See "Conflicts of Interest.")


              RISK FACTORS RELATING TO OUR COMPANY AND OUR BUSINESS

Any person or entity contemplating an investment in the securities offered hereby should be aware of the high risks involved and the hazards inherent therein. Specifically, the investor should consider, among others, the following risks:

Our business, the oil and gas business, has numerous risks which could render us
--------------------------------------------------------------------------------
unsuccessful.
------------

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance we will find or produce oil or gas from any of the undeveloped acreage farmed out to us or which may be acquired by us, nor are there any assurances that if we ever obtain any production it will be profitable.

We have  substantial  competitors who have an advantage over us in resources and
--------------------------------------------------------------------------------
management.
----------

We are and will continue to be an insignificant participant in the oil and gas business. Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying and developing or exploring suitable prospects. Competitor's resources could overwhelm our restricted efforts to acquire and explore oil and gas prospects and cause failure of our business plan.

We will be subject to all of the market forces in the energy  business,  many of
--------------------------------------------------------------------------------
which could pose a significant risk to our operations.
-----------------------------------------------------

The marketing of natural gas and oil which may be produced by our prospects will be affected by a number of factors beyond our control. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Recently, there have been dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect our profitability of oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There may, on occasion, be an oversupply of gas in the marketplace or in pipelines, the extent and duration may affect prices adversely. Such oversupply may result in reductions of purchases and prices paid to producers by principal gas pipeline purchasers. (See "Our Business and Competition, Markets, Regulation and Taxation.")

Our business is subject to significant weather interruptions.
------------------------------------------------------------

Our activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect our ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

We will have significant  additional  financing  requirements to fund our future
--------------------------------------------------------------------------------
activities.
----------

If we find oil and gas reserves to exist on a prospect we will need substantial additional financing to fund the necessary exploration and development work. Furthermore, if the results of that exploration and development work are successful, we will need substantial additional funds for continued development. We will not have sufficient proceeds from this offering to conduct such work and, therefore, we will need to obtain the necessary funds either through debt or equity financing, some form of cost-sharing arrangement with others, or the sale of all or part of the property. There is no assurance that we will be successful in obtaining any financing. These various financing alternatives may dilute the interest of our shareholders and/or reduce our interest in the properties.

We will have working capital needs for which we have no funding commitments.
---------------------------------------------------------------------------

Our working capital needs of consist primarily of: lease acquisitions, geological data acquisition and interpretation, title examination activities and administration and are estimated to total over $250,000 in the next twelve months, none of which funds are committed. We have only minimal cash as of the date of this Annual Report on Form 10-K.

We are subject to significant operating hazards and uninsured risk in the energy
--------------------------------------------------------------------------------
industry.
--------

Our proposed operations will be subject to all of the operating hazards and risks normally incident to exploring, drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. We will maintain general liability insurance but we have not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense. Should we sustain an uninsured loss or liability, or a loss in excess of policy limits, our ability to operate may be materially adversely affected.

We are  subject  to Federal  Income Tax laws and  changes  therein  which  could
--------------------------------------------------------------------------------
adversely impact us.
-------------------

Federal income tax laws are of particular significance to the oil and gas industry in which we intend to engage. Legislation has eroded various benefits of oil and gas producers and subsequent legislation could continue this trend. Congress is continually considering proposals with respect to Federal income taxation which could have a material adverse effect on our future operations and on our ability to obtain risk capital which our industry has traditionally attracted from taxpayers in high tax brackets.

We are subject to substantial government regulation in the energy industry which
--------------------------------------------------------------------------------
could adversely impact us.
-------------------------

The production and sale of oil and gas are subject to regulation by state and federal authorities, the spacing of wells and the prevention of waste. There are both federal and state laws regarding environmental controls which may necessitate significant capital outlays, resulting in extended delays, materially affect our earnings potential and cause material changes in the in our proposed business. We cannot predict what legislation, if any, may be passed by Congress or state legislatures in the future, or the effect of such legislation, if any, on us. Such regulations may have a significant affect on our operating results.

We believe  investors  should consider  certain negative aspects of our proposed
--------------------------------------------------------------------------------
operations.
----------

Dry  Holes:   We  may  expend   substantial   funds  acquiring  and  potentially
participating in exploring properties which we later determine not to be productive. All funds so expended will be a total loss to us.

Technical Assistance: We will find it necessary to employ technical assistance in the operation of our business. As of the date of this Prospectus, we have not contracted for any technical assistance. When we need it such assistance is likely to be available at compensation levels we would be able to pay.

Uncertainty of Title: We will attempt to acquire leases or interests in leases by option, lease, farmout or by purchase. The validity of title to oil and gas property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and our application. We intend to obtain an oil and gas attorney's opinion of valid title before any significant expenditure upon a lease.

Government Regulations: The area of exploration of natural resources has become significantly regulated by state and federal governmental agencies, and such regulation could have an adverse effect on our operations. Compliance with statutes and regulations governing the oil and gas industry could significantly increase the capital expenditures necessary to develop our prospects.

Nature of our Business: Our business is highly speculative, involves the commitment of high-risk capital, and exposes us to potentially substantial losses. In addition, we will be in direct competition with other organizations which are significantly better financed and staffed than we are.

General Economic and Other Conditions: Our business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

We will experience substantial competition for supplies in the energy industry.
------------------------------------------------------------------------------

We will be required to compete with a large number of entities which are larger, have greater resources and more extensive operating histories than we do. Shortages of supplies may result from this competition and will lead to increased costs and delays in operations which will have a material adverse effect on us.

We will be subject to many factors beyond our control.
-----------------------------------------------------

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors which are outside our control. These factors include general economic conditions, proximities to pipelines, oil import quotas, supply and price of other fuels and the regulation of transportation by federal and state governmental authorities.

We anticipate substantial competition in our effort to explore oil and gas properties and may have difficulty in putting together drilling participants and getting prospects drilled and explored. Established companies have an advantage over us because of substantially greater resources to devote to property acquisition and to obtain drilling rigs, equipment and personnel. If we are unable to compete for capital, participation and drilling rigs, equipment and personnel, our business will be adversely affected.

We have agreed to  indemnification  of officers and  directors as is provided by
--------------------------------------------------------------------------------
Nevada Revised Statutes.
-----------------------

Nevada Revised Statutes provide for the indemnification of our directors, officer, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or on activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

Our directors' liability to us and shareholders is limited.
----------------------------------------------------------

Nevada Revised Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

We may depend upon outside  advisors,  who may not be  available  on  reasonable
--------------------------------------------------------------------------------
terms and as needed.
-------------------

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, we anticipate that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

Risk Factors Related to Our Stock

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of our securities.
-----------------

We are a "penny stock" company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We will pay no foreseeable dividends in the future.
--------------------------------------------------

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

Rule 144 sales in the future may have a depressive effect on our stock price.
----------------------------------------------------------------------------

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Our investors may suffer future  dilution due to issuances of shares for various
--------------------------------------------------------------------------------
considerations in the future.
----------------------------

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

Our stock  will in all  likelihood  be thinly  traded and as a result you may be
--------------------------------------------------------------------------------
unable  to sell at or near ask  prices or at all if you need to  liquidate  your
--------------------------------------------------------------------------------
shares.
------

The shares of our common stock, if listed, may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of our Company.

Our business is highly speculative and the investment is therefore risky.
------------------------------------------------------------------------

Due to the speculative nature of our business, it is probable that the investment in shares offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2. PROPERTIES
------------------

Blugrass Energy mailing address is 7609 Ralston Road, Arvada, Colorado 80002. Blugrass Energy currently operates out of Mr. Berscht's offices and currently pays no monthly rent for the use of this office space.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

(a)       Real Estate                 None.
(b)       Title to properties.        None.
(c)       Oil and Gas Prospects.      None.
(d)       Patents.                    None.

We do not own any property, real or otherwise.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

Blugrass Energy anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and Blugrass Energy cannot assure that their ultimate disposition will not have a materially adverse effect on Blugrass Energy's business, financial condition, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority (the "FINRA"). The OTCBB symbol for the Common Stock is "BLUG." Prior to the Company's name change the stock traded under the symbol "CSLA." The following table sets forth the range of high and low bid quotations for the Common Stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the FINRA and reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Prior to January 23, 2009, the Company did not have an active trading market and did not report any trading activity.

                2009                        HIGH              LOW
                ----                        ----              ---
        June 30, 2009                      $0.93             $0.89
        March 31, 2009                      0.74              0.70
        December 31, 2008                    --                --
        September 30, 2008                   --                --


Holders

There are approximately 19 holders of record of Blugrass Energy's common stock as of June 30, 2009.

Dividend Policy

Holders of Blugrass Energy's common stock are entitled to receive such dividends as may be declared by Blugrass Energy's board of directors. Blugrass Energy has not declared or paid any dividends on Blugrass Energy's common shares and it does not plan on declaring any dividends in the near future. Blugrass Energy currently intends to use all available funds to finance the operation and expansion of its business.


Recent Sales of Unregistered Securities

Blugrass Energy made the following unregistered sales of its securities from July 1, 2008 through June 30, 2009.


    DATE OF SALE       TITLE OF SECURITIES    NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER
---------------------- --------------------- ------------------  ------------------ -----------------------

     5/29 /2009            Common Stock           50,000             Services              Director

Exemption From Registration Claimed
-----------------------------------

All of the sales by Blugrass Energy of its unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity and individuals listed above that purchased the unregistered securities were existing shareholders. Officers and directors, known to the Company and its management, through pre-existing business relationships, as a long standing business associates. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to Blugrass Energy's management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

Blugrass Energy did not repurchase any shares of its common stock during the quarter ended June 30, 2009.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

PLAN OF OPERATIONS
------------------

We had no operations prior to and we had no revenues during the year ended June 30, 2009. We have minimal capital and minimal cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

We are an oil and gas exploration and development company focused on creating a portfolio of North American assets that exhibit consistent, predictable, and long-lived production capabilities. We plan to build value for its shareholders through the acquisition and development of gas and oil assets that contain proven reserves in domestic areas where reserves can be economically produced at a low risk to us relying on joint venture partners to supply most of the funds needed to explore or develop these properties.

Our  main  emphasis  will  be  to  acquire   production  or  revenue  generating
opportunities either by lease purchase or farmout, when available, with third parties and industry partners.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. We may, in any particular case, decide to participate or decline participation. If participating, we may pay our proportionate share of costs to maintain our proportionate interest through cash flow or debt or equity financing. If participation is declined, we may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

We will need substantial additional capital to support our proposed future energy operations. We have no revenues. We have no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

In addition, the United States and the global business community over the past year has suffered instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

RESULTS OF OPERATIONS
---------------------

For the Year Ended June 30, 2009 Compared to the Year Ended June 30, 2008

During the year ended June 30, 2009 and 2008, we did not recognize any revenues from our business activities.

During the year ended June 30, 2009, we incurred total operating expenses of $690,246 compared to $13,867 during the year ended June 30, 2008. The increase of $676,379 was a result of the $451,036 increase in leasing expenses, the $198,962 increase in professional fees, and the $27,093 increase in general and administrative expense. The increase in total operating expenses is a result of our efforts during the year end June 30, 2009 to focus on the procurement of and the maintenance of leases agreements.

During the year ended June 30, 2009, we incurred a net loss of $705,520 compared to a net loss of $13,867 during the year ended June 30, 2008. The increase of $691,653 is a result of the $676,379 increase in operational expenses and the $11,850 increase in interest expense and the $3,424 impairment to fixed assets.

LIQUIDITY
---------

At June 30, 2009, we had total assets of $6,075, consisting solely of cash. At June 30, 2009, we had total liabilities of $653,644, consisting of $52,918 in accounts payables, $11,850 in accrued interest payable, $41,250 in notes payable, a $130,966 line of credit and $146,666 in convertible notes payable.

During the year ended June 30, 2009, we used net cash of $555,828 in operational activities. During the year ended June 30, 2009, we recognized a net loss of $705,520, which was adjusted for a non-cash activity of $40,500 in common stock that was issued for services to a director and a $3,424 impairment to fix assets.

During the year ended June 30, 2009, we issued 50,000 shares of our restricted common stock at a price of $0.81 per share in order to pay for services totaling $50,000 of directors.

During the year ended June 30, 2008, we used net cash of $12,955 in operational activities. During the year ended June 30, 2008, net losses of $13,867 were adjusted for $712 in depreciation expenses.

During the year ended June 30, 2009 we did not receive or use cash from our investing activities. During the year ended June 30, 200, we used $3,662 for the purchase of office equipment.

During the year ended June 30, 2009, we received $547,626 from our financing activities, which included $416,666 in proceeds from convertible promissory notes and $130,960 under a line of credit as discussed below. During the year ended June 30, 2008, we did receive or use any funds in our financing activities.

During the year ended June 30, 2009, in exchange for funds of $416,666, the Company executed 6% unsecured convertible commercial promissory notes. The promissory notes are due on February 27, 2010. The promissory notes are exchangeable for a total of 466,666 shares of the Company's restricted common stock. During the year ended June 30, 2009, the Company accrued interest of $11,299 in connection with the promissory notes.

During the year ended June 30, 2009, entered in a Line of Credit Agreement to provide up to $250,000. The Line of Credit has an interest rate of 6% per annum and a maturity date of December 31, 2011. At June 30, 2009, the Company had received advances of $130,960 under the Line of Credit. The Company has accrued interest of $342 during the year ended June 30, 2008 in connection with these funds. At June 30, 2009, the Company had not made any payments on the Line of Credit.

We have minimal cash at June 30, 2009 and no other assets, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

Going Concern

The Company's financial statements for the year ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $705,520 for the year ended June 30, 2009, and an accumulated deficit during the development stage of $738,069 as of June 30, 2009. At June 30, 2009, the Company had a working capital deficit of $647,569 and the Company had no revenues from its activities during the year ended June 30, 2009.

The Company's ability to continue as a going concern may be dependent on the success of management's plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

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

CRITICAL ACCOUNTING POLICIES

Blugrass Energy has identified the policies below as critical to its business operations and the understanding of Blugrass Energy's results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Blugrass Energy's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements for the years ended June 30, 2009 and 2008. Note that Blugrass Energy's preparation of this document requires Blugrass Energy to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of Tombstone's financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments, including cash, other assets and payables approximate fair value due to the short-term nature of those instruments.

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

At June 30, 2009, property and equipment consisted primarily of office equipment. Subsequent to the year ended June 30, 2009, the Company changed is management and the location of its administrative activities. As a result, the Company has impaired property and equipment for $3,424 the net value of the fixed assets on June 30, 2009.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Blugrass Energy's operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. Our cash holdings do not generate interest income.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Blugrass Energy Energy, Inc. for the year ended June 30, 2009, period from May 19, 2006 (inception) through June 30, 2009, are attached hereto at page F-1.

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                                 2228 South Fraser Street
Fax (303)369-9384                                                         Unit 1
e-mail  larryodonnelcpa@msn.com                          Aurora, Colorado  80014
www.larryodonnellcpa.com

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Blugrass Energy, Inc.
Arvada, CO

I have audited the accompanying balance sheets of Blugrass Energy, Inc., as of June 30, 2009, and the related statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 2009 and the period from May 19, 2006 (inception) to June 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blugrass Energy, Inc. as of June 30, 2009, and the results of its operations and cash flows for the years ended June 30, 2009 and the period from May 19, 2006 (inception) to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Larry O'Donnell
Larry O'Donnell, CPA, P.C.
October 13, 2009
Aurora, Colorado

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


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


/s/ George Stewart, CPA
---------------------------------
Seattle, Washington
September 9, 2008


                                      BLUGRASS ENERGY, INC.
                                  (A Development Stage Company)
                                         BALANCE SHEETS


                                                                             June 30,          June 30,
                                                                               2009              2008
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                              $ 6,075          $ 14,227
                                                                          ---------------   ---------------
        Total Current Assets                                                       6,075            14,227
                                                                          ---------------   ---------------

        Fixed Assets:
               Office Equipment                                                        -             3,424
                                                                          ---------------   ---------------
        Total Other Assets                                                             -             3,424
                                                                          ---------------   ---------------

Total Assets                                                                     $ 6,075          $ 17,651
                                                                          ===============   ===============


Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                                 $ 52,918               $ -
               Accounts payable, related party                                         -               200
               Accrued interest payable                                           11,850                 -
               Notes payable                                                      41,250                 -
               Line of credit                                                    130,960                 -
               Convertible notes payable                                         416,666                 -
                                                                          ---------------   ---------------
        Total Current Liabilities                                                653,644               200

Stockholders' Equity
        Common stock, $0.001 par value; 75,000,000 shares
          authorized,50,050,000 and 54,000,000 shares issued and outstanding
          at June 30, 2009 and June 30, 2008, respectively                        50,050            54,000
        Treasury shares                                                            4,000                 -
        Additional paid-in capital                                                36,450            (4,000)
        Deficit accumulated during the development stage                        (738,069)          (32,549)
                                                                          ---------------   ---------------
               Total Stockholders' Equity                                       (647,569)           17,451
                                                                          ---------------   ---------------

Total liabilities and stockholders' equity                                       $ 6,075          $ 17,651
                                                                          ===============   ===============


See the notes to these audited financial statements.


                                         BLUGRASS ENERGY, INC.
                                     (A Development Stage Company)
                                       STATEMENTS OF OPERATIONS

                                                            For the Years Ended                   May 19, 2006
                                                                  June 30,                       (Inception) to
                                                          2009                2008                June 30, 2009
                                                    -----------------   -----------------    ------------------------

Revenue:                                                         $ -                 $ -                         $ -
                                                    -----------------   -----------------    ------------------------

Operational expenses:
         Leasing expenses                                    451,036                   -                     451,036
         Depreciation expense                                      -                 712                         747
         Professional fees                                   203,562               4,600                     215,062
         General and administrative expenses                  35,648               8,555                      55,950
                                                    -----------------   -----------------    ------------------------

                 Total operational expenses                  690,246              13,867                     722,795
                                                    -----------------   -----------------    ------------------------

Other Expense:
         Impairment of fixed assets                           (3,424)                                         (3,424)
         Interest expense                                    (11,850)                  -                     (11,850)
                                                    -----------------   -----------------    ------------------------
                                                             (15,274)                  -                     (15,274)

Net loss                                                  $ (705,520)          $ (13,867)                 $ (738,069)
                                                    =================   =================    ========================

Per share information

Net loss per common share
         Basic                                                     *    $              *
         Fully diluted                                             *                   *
                                                    =================   =================

Weighted average number of common
         stock outstanding                                                    54,000,000
                                                    =================   =================

         * Less than $(0.01) per share.


See the notes to these financial statements.


                                           BLUGRASS ENERGY, INC.
                                       (A Development Stage Company)
                                          STATEMENT OF CASH FLOWS

                                                                                                           May 19, 2006
                                                                          For the Years Ended             (Inception) to
                                                                                June 30,                     June 30,
                                                                        2009               2008                2009
                                                                   ---------------    ---------------   --------------------

Cash Flows from Operating Activities:
        Net Loss                                                       $ (705,520)         $ (13,867)            $ (738,069)
Adjustments to reconcile net loss to
         net cash used by operating activities:
        Depreciation                                                            -                712                    747
        Common Stock for services                                          40,500                                    40,500
        Impairment of fixed assets                                          3,424                                     3,424
Adjustments to reconcile net loss to net cash used
        in operating activities:
        Increase in accounts payable                                       52,668                200                 52,918
        Increase in accrued interest payable                               11,850                  -                 11,850
        Increase in notes payables for non-cash items                      41,250                  -                 41,250
                                                                   ---------------    ---------------   --------------------

Net Cash Used by Operating Activities                                    (555,828)           (12,955)              (587,380)
                                                                   ---------------    ---------------   --------------------

Cash Flows from Investing Activities
        Purchase of office equipment                                            -             (3,662)                (4,171)
                                                                   ---------------    ---------------   --------------------
Net Cash Used in Investing Activities                                           -             (3,662)                (4,171)
                                                                   ---------------    ---------------   --------------------

Cash Flows from Financing Activities:
        Proceeds from convertible promissory notes                        416,666                  -                416,666
        Proceeds from line of credit                                      130,960                                   130,960
        Proceeds from issuance of common stock                                  -                  -                 50,000
                                                                   ---------------    ---------------   --------------------

Net Cash Provided by Financing Activities                                 547,626                  -                597,626
                                                                   ---------------    ---------------   --------------------

Net Increase (decrease) in Cash                                            (8,202)           (16,617)                 6,075

Cash and Cash Equivalents - Beginning of Period                            14,277             30,844                      -
                                                                   ---------------    ---------------   --------------------

Cash and Cash Equivalents - End of Period                                 $ 6,075           $ 14,227                $ 6,075
                                                                   ===============    ===============   ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                        $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
        Cash paid for income taxes                                            $ -                $ -                    $ -
                                                                   ===============    ===============   ====================

See the notes to these financial statements.


                                           BLUGRASS ENERGY, INC.
                                       (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDER'S DEFICIT
                                      From May 19, 2006 (Inception)
                                           through June 30, 2009

                                                                                                       Deficit accum
                                                                       Additional                        During
                                        Common Stock                    paid-in        Treasury         Development
                                      Number of shares    Amount        Capital          Stock           Stage           Totals
                                     ----------------   -----------   -------------   ------------   ---------------   -------------

Balance - May 19, 2006                             -           $ -             $ -            $ -               $ -             $ -
  Stock issued for cash $0.005
        per share                          2,000,000         2,000           8,000              -                 -          10,000
  Net loss                                         -             -               -              -              (551)           (551)
                                     ----------------   -----------   -------------   ------------   ---------------   -------------
Balance - June 30, 2006                    2,000,000         2,000           8,000              -              (551)          9,449
                                     ----------------   -----------   -------------   ------------   ---------------   -------------

  Stock issued for cash $0.025
        per share                          1,600,000         1,600          38,400              -                 -          40,000
  Net loss                                         -             -               -              -           (18,131)        (18,131)
                                     ----------------   -----------   -------------   ------------   ---------------   -------------
Balance - June 30, 2007                    3,600,000         3,600          46,400              -           (18,682)         31,318
                                     ----------------   -----------   -------------   ------------   ---------------   -------------

  Net loss                                         -             -               -              -           (13,867)        (13,867)
                                     ----------------   -----------   -------------   ------------   ---------------   -------------
Balance - June 30, 2008                    3,600,000         3,600          46,400              -           (32,549)         17,451
                                     ----------------   -----------   -------------   ------------   ---------------   -------------

  Forward stock split                     50,400,000        50,400         (50,400)             -                 -               -
  Comon stock for director
        services                              50,000            50          40,450              -                            40,500
  Return of shares to treasury            (4,000,000)       (4,000)                         4,000                                 -
  Net loss                                         -             -               -                         (705,520)       (705,520)
                                     ----------------   -----------   -------------   ------------   ---------------   -------------
Balance - June 30, 2009                   50,050,000      $ 50,050        $ 36,450        $ 4,000        $ (738,069)     $ (647,569)
                                     ================   ===========   =============   ============   ===============   =============


See the notes to these financial statements.

                              BLUGRASS ENERGY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008


NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


Business

Blugrass Energy, Inc. (the Company) was incorporated under the laws of the State of Nevada on May 19, 2006, as Coastal Media, Inc. On October 1, 2008, the Company amended its Article of Incorporation to change its name from Coastal Media Inc. to Blugrass Energy, Inc. The Company was originally formed to engage in the business of manufacturing, marketing, distributing and selling its marine DVDs.

In addition, on October 1, 2008, the Company amended its Articles of Incorporation to change its name from "Coastal Media Inc." to "Blugrass Energy, Inc." As a result of the name of the change, the Company's trading symbol was changed to "BLUG."

On October 1, 2008, the Company affected a forward stock split of the issued and outstanding shares of common stock on a fifteen for one basis. Authorized capital remained at 75,000,000 common shares and par value remained at $.001 per share. After the forward split the Company had 54,000,000 shares issued and outstanding.

On January  31,  2009,  Mr.  David  Krauza was  appointed  as a Director  of the
Company.  On March 13,  2009,  Mr.  Aaron  Larkin  resigned as a director of the
Company. On July 16, 2009, Ms. Schaffer resigned as the Company's Chief Executive Officer and Director and Ms. Elizabeth Sawyer resigned as the Chief Financial Officer and Mr. Krauza resigned as a director. On July 16, 2009, Mr. Kenneth Berscht was appointed the Company's Chief Executive Officer and Director. On July 16, 2009, Mr. Edward Karasek was appointed to the Company's Board of Directors.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has commenced limited start up operations.

Basis of Presentation

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company," as set forth in Statement of Financial Accounting Standards No. 7 ("SFAS"). Among the disclosures required by SFAS No. 7 are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                              BLUGRASS ENERGY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

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

At June 30, 2009, property and equipment consisted primarily of office equipment. Subsequent to the year ended June 30, 2009, the Company changed is management and the location of its administrative activities. As a result, the Company has impaired property and equipment for $3,424 the net value of the fixed assets on June 30, 2009.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur.

Loss Per Share

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

                              BLUGRASS ENERGY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Significant Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160." SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" (SFAS 161). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised
2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and

                              BLUGRASS ENERGY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this FSP. The Company does not anticipate the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations, cash flows or financial condition.

There were various other accounting standards and interpretations issued in 2009 and 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's financial statements for the year ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $705,520 for the year ended June 30, 2009, and an accumulated deficit during the development stage of $738,069 as of June 30, 2009. At June 30, 2009, the Company had a working capital deficit of $647,569 and the Company had no revenues from its activities during the year ended June 30, 2009.

The Company's ability to continue as a going concern may be dependent on the success of management's plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2009 fiscal year, the Company intends to continue its efforts to acquire, either by lease, farmout, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties. The Company intends to continue to raise funds to support the efforts through the sale of its equity securities.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

                              BLUGRASS ENERGY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 3. NOTES PAYABLE

During the year ended June 30, 2009, the Company issued, its then Chief Executive Officer and Director, a 4% unsecured promissory note for $21,000 for owed compensation in connection with her services. The promissory note had a due date of August 31, 2009. At June 30, 2009, the Company owed $21,000 of principal on the note and accrued interest of $81. In July 2009, the Company paid the note in full.

During the year ended June 30, 2009, the Company issued a former shareholder, a 5% unsecured commercial promissory note of $20,250 for services performed. The promissory note had a due date of May 6, 2010. At June 30, 2009, the Company owed principal of $20,250 and accrued interest of $122 in connection with the promissory note. The Company has not made any payments on this promissory note.

NOTE 4. LINE OF CREDIT

During the year ended June 30, 2009, entered in a Line of Credit Agreement to provide up to $250,000. The Line of Credit has an interest rate of 6% per annum and a maturity date of December 31, 2011. At June 30, 2009, the Company had received advances of $130,960 under the Line of Credit. The Company has accrued interest of $342 during the year ended June 30, 2008 in connection with these funds. At June 30, 2009, the Company had not made any payments on the Line of Credit.

NOTE 5. CONVERTIBLE PROMISSORY NOTES

During the year ended June 30, 2009, in exchange for funds of $416,666, the Company executed 6% unsecured convertible commercial promissory notes. The promissory notes are due on February 27, 2009. The promissory notes are exchangeable for a total of 466,666 shares of the Company's restricted common stock. During the year ended June 30, 2009, the Company accrued interest of $11,299 in connection with the promissory notes.

NOTE 6. STOCKHOLDERS' EQUITY (DEFICIT)

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

During the year ended June 30, 2009, the Company issued 50,000 shares of its restricted common stock to a director of the Company for services valued at $40,500 based on the market value of the shares on the date of issuance of $0.81 per share.

During the year ended June 30, 2009, the Company was returned 4,000,000 shares of its restricted common stock from a shareholder. The shares were canceled and returned to Treasury.

                              BLUGRASS ENERGY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 7. INCOME TAXES

                                                     As of June 30, 2009
                                             -----------------------------------

     Deferred tax assets:
     Net operating tax carryforwards          $ 738,069
     Tax Rate                                                34%
                                             -----------------------------------
     Gross deferred tax assets                             250,943
     Valuation allowance                                  (250,943)
                                             -----------------------------------

     Net deferred tax assets                  $ -0-
                                             ===================================

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of June 30, 2009, the Company has a net operating loss carryforwards of approximately $738,069. Net operating loss carryforward expires twenty years from the date the loss was incurred.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended June 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------

Not applicable.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Blugrass Energy's directors or executive officers, including their ages as of October 1, 2008.

         Name                      Position                      Term
------------------------- ---------------------------- -------------------------

John Kenney Berscht          Chief Executive Officer,              Annual
                             President and Director

Edward W. Karasek            Director

Elizabeth Sawyer(1)          Former Chief Financial                Annual
                             Officer and Secretary

Leslie A. Schaefer (2)       Former President, Chief               Annual

Aaron Lamkin (3)             Former Director                       Annual

David Krauza (4)             Former Director                       Annual

     (1) Ms. Sawyer resigned as the Chief Financial Officer and Secretary on July 16, 2009.
     (2) Ms. Schaefer resigned as President, Chief Executive Officer and Director on July 16, 2009.
     (3)  Mr. Lamkin resigned as a Director on March 13, 2009.
     (4)  Mr. Krauza resigned as a Director on July 16, 2009.

Blugrass Energy officers are elected by the board of directors at the first meeting after each annual meeting of Blugrass Energy shareholders and hold office until their successors are duly elected and qualified under Blugrass Energy's bylaws.

The directors named above will serve until the next annual meeting of Blugrass Energy's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of Blugrass Energy and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

Our officers are spending up to 40hours per week on our business at this time. At such time as the Company is financially capable of paying salaries, it is anticipated that management will assume full time roles in the Company's operations and be paid accordingly.

CURRENT OFFICERS AND DIRECTORS

John Kenney Berscht, 71, President and Director

On July 16, 2009, Mr. John Kenney Berscht was appointed the President and a Director of the Company. Mr. Berscht has worked in the investment banking and financing industry, specializing in the resource field. For the last 5 years, Mr. Berscht has worked as a Vice President of International Enerplus, a Canadian income trust, managing their offshore branch in Europe. He has served as the President of Odyssey Management in the Cayman Islands and is registered as a Mutual Fund administrator in Cayman. Most recently, he has served till January 2009 as the Interim President and a director for Sterling Mining Company, a silver mining company.

Mr. Berscht has a degree in Honors Business Administration from the University of Western Ontario. During his years in the investment business, he qualified with the Investment Dealers Association (IDA) in Canada and as a general principal with the New York Stock Exchange (NYSE). Mr. Berscht is currently a member of the SME and, in Europe, is registered as an Independent Financial Advisor (IFA).

Edward W. Karasek, 62, Director

On July 16, 2009, Mr. Edward W. Karasek was appointed as a director of the Company.

Mr. Karasek, has worked with Peak Consulting Group, Inc. of New Albany, Indiana, a consulting firm specializing in management and organizational development and training, since 2000. He a founder and has served as the President of Peak Consulting Group since 1984.

Mr. Karasek holds a BS in Business, with an emphasis in Personal and Industrial Relations. He received an Associate Degree in Computer Science from Purdue
University Fort Wayne Extension. Mr. Karasek holds a Master of Science from Indiana University, majoring in Counseling Psychology.

FORMER OFFICERS AND DIRECTORS WHO HELD THEIR POSITIONS BETWEEN JUNE 30, 2008 AND JUNE 30, 2009

Leslie A. Schaefer, 55, President, CEO and Chairman of the Board of Directors (September 8, 2008 - July 16, 2009)

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

Ms. Schaefer attended Columbia College in 1973 where she studied Liberal Arts. In 2002, she received her NASD series 63 license.

Elizabeth Sawyer, Chief Financial Officer and Secretary (January 28, 2009 - July 16, 2009)

Ms. Sawyer was appointed Chief Financial Officer and Secretary of Blugrass Energy on January 28, 2009. Ms. Sawyer has worked in sales and research at
Oppenheimer  & Co. Her  experience  also includes the  preparation  of financial forecasts, performance reports and researching and presenting capital expenditure requests to the senior management of American Airlines. In addition, Ms. Sawyer worked for the private merchant bank, Captiva Corporation as well in various capacities and roles at Nations Bank including the areas of investment banking, balance sheet management, capital and operating budgets, and various human resource assignments. Ms. Sawyer has served on the Board of Trustees of University of the South as well as various leadership and chairmanship on a number of civic and volunteer efforts includes participation and leadership positions in the Cystic Fibrosis Foundation, Church of the Good Shepherd, Sayre School, Heritage Ranch and High Hope Steeplechase. Ms. Sawyer graduated from the University of the South with a BA degree in Political Science in 1985 and holds an MBA from Duke University which she earned in 1988. Ms. Sawyer also holds a Series 7 and 63 licenses from the NASD.

Aaron Lamkin, Director (January 28, 2009 - March 13, 2009)

As an entrepreneur, Aaron Lamkin joined The Regency Group, LLC in 1999 and became a partner in 2000. Since then, Mr. Lamkin has formed several companies in the finance and real estate market. Today his primary business still remains The Regency Group, LLC. The Regency Group, LLC is a unique boutique investment company focusing on small and emerging markets. Mr. Lamkin has been involved in many mergers and acquisitions and continues to consult many companies on an ongoing basis. Mr. Lamkin graduated from Colorado State University with a Bachelors of Science degree in Restaurant & Resort Management in 1999.

David Krauza, Director (January 30, 2009 - July 16, 2009)

David Krauza serves as President of DKL, Inc., a professional accounting service. Mr. Krauza has over 35 years of accounting experience and has worked on behalf of both domestic and international clients in his practice. Previously, Mr. Krauza served as Operations Manager for a PepsiCo bottler, Erie Bottling Corporation. Mr. Krauza is a member of the National Association of Tax Practitioners and the National Society of Accountants. Mr. Krauza also is listed in the Who's Who of Accountants. In addition, Mr. Krauza has passed the Pennsylvania Insurance Licensing exams. Mr. Krauza received a BS degree in accounting from Gannon University 1973 and completed the General Electric Apprentice program in 1969.

Committees of the Board of Directors

Blugrass Energy is managed under the direction of its board of directors.

         Executive Committee

The Company does not have a separate executive committee. The Board as a whole functions as the Executive Committee for Blugrass Energy.

         Audit Committee

At this time, the Blugrass Energy does not have an audit committee. The independent directors of the Board of Directors serve as an informal audit committee, as required by the Securities Exchange Act of 1934, as amended, which Blugrass Energy refers to as the Securities Exchange Act.


Previous "Blank Check" or "Shell" Company Involvement

Management   of  Blugrass   Energy  has  not  been  involved  in  prior  private
"blank-check" or "shell" companies.

Conflicts of Interest - General.
-------------------------------

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, the amount of time they devote to our business will be up to approximately 40 hours per week.

Conflicts of Interest - Corporate Opportunities
-----------------------------------------------

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended June 30, 2009 and 2008. The table sets forth this information for Blugrass Energy, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Board Members and Officers as of June 30, 2009.


                              SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                    Non-equity    Non-qualified
                                                                    incentive       deferred
                                                Stock    Option        plan       compensation     All other
                              Salary    Bonus   awards   awards    compensation     earnings     compensation      Total
 Name & Position     Year       ($)      ($)      ($)      ($)         ($)             ($)            ($)           ($)
------------------- -------- ---------- ------- -------- -------- --------------- -------------- -------------- ------------

John Kenney
Berscht,
President and
Director (1)         2009            0       0        0        0               0              0             $0           $0
                     2008            0       0        0        0               0              0              0           $0

Elizabeth Sawyer,    2009            0       0        0        0               0              0              0           $0
Chief Financial      2008            0       0        0        0               0              0              0           $0
Officer (2)

Leslie A. Schaefer,  2009      $61,750       0        0        0               0              0              0      $61,750
President, CEO       2008            0       0        0        0               0              0              0           $0
and Director (3)

(1) Mr. Berscht was appointed President and Director on July 16, 2009.

(2) Ms. Sawyer resigned as the Chief Financial Officer on July 16, 2009.

(3) Ms. Schaefer resigned as President, Chief Executive Officer, Chief Financial Officer and Director on July 16, 2009. Of the $61,750 of Ms. Shaefer's compensation, $40,750 was paid in cash and the remaining $21,000 is a 4% promissory note, dated May 26, 2009. The promissory note was paid in full in July 2009.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR
Not Applicable.


Employment Agreements and Termination of Employment and Change-In-Control Arrangements

Mr. Berscht serves as the Company's Chief Executive Officer without benefit of an employment agreement.

The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers, or employees of the Company.

Compensation Committee Interlocks and Insider Participation

The Blugrass Energy board of directors in its entirety acts as the compensation committee for Blugrass Energy. Mr. Berscht is the President and a Director of the Company.

                              Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended June 30, 2009:


                                                                     Non-qualified
                                                   Non-equity          deferred
                 Fees                             incentive plan     compensation       All other
                 earned    Stock       Option    compensation ($)      earnings        compensation      Total
     Name        or paid   awards ($)  awards                            ($)               ($)            ($)
                 in cash                 ($)
                   ($)
---------------- --------- ----------- --------- ----------------- ----------------- ----------------- ----------

John Kenney       $ -0-      $ -0-      $ -0-         $ -0-             $ -0-             $ -0-          $-0-
Berscht (1)

Edward            $ -0-      $ -0-      $ -0-         $ -0-             $ -0-             $ -0-          $-0-
Karasek (2)

Leslie A.         $ -0-       $-0-      $ -0-         $ -0-             $ -0-            $ 61,750       $61,750
Schaefer (3)

Aaron Lamkin      $ -0-       $-0-      $ -0-         $ -0-             $ -0-             $ -0-          $-0-
(4)

David Krauza      $ -0-     $40,500     $ -0-         $ -0-             $ -0-             $ -0-         $40,500
(5)

(1) Mr. Berscht was appointed President and Director on July 16, 2009.

(2) Mr. Karasek was appointed a director on July 16, 2009.

(3) Ms. Schaefer resigned as President, Chief Executive Officer, Chief Financial Officer and Director on July 16, 2009. During the year ended June 30, 2009, Ms. Shaefer received compensation for her services has an officer of the Company. Of the $61,750 of Ms. Shaefer's compensation, $40,750 was paid in cash and the remaining $21,000 is a 4% promissory note, dated May 26, 2009. The promissory note was paid in full in July 2009.

(4) Mr. Lamkin resigned as a Director on March 13, 2009.

(5) Mr. Krauza resigned as a Director on July 16, 2009. During the year ended June 30, 2009, Mr. Krauza received 50,000 shares of the Company's restricted common stock valued at $40,500 ($0.81 per share).

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

Directors receive no compensation for serving.

Limitation on Liability and Indemnification

The Nevada Revised Statutes require us to indemnify officers and directors for any expenses incurred by any officer or director in connection with any actions or proceedings, whether civil, criminal, administrative, or investigative, brought against such officer or director because of his or her status as an officer or director, to the extent that the director or officer has been successful on the merits or otherwise in defense of the action or proceeding. The Nevada Revised Statutes permit a corporation to indemnify an officer or director, even in the absence of an agreement to do so, for expenses incurred in connection with any action or proceeding if such officer or director acted in good faith and in a manner in which he or she reasonably believed to be in or not opposed to the best interests of us and such indemnification is authorized by the stockholders, by a quorum of disinterested directors, by independent legal counsel in a written opinion authorized by a majority vote of a quorum of directors consisting of disinterested directors, or by independent legal counsel in a written opinion if a quorum of disinterested directors cannot be obtained.

The Nevada Revised Statutes prohibit indemnification of a director or officer if a final adjudication establishes that the officers' or directors' acts or omissions involved intentional misconduct, fraud, or a knowing violation of the law and were material to the cause of action. Despite the foregoing limitations on indemnification, the Nevada Revised Statutes may permit an officer or director to apply to the court for approval of indemnification even if the officer or director is adjudged to have committed intentional misconduct, fraud, or a knowing violation of the law.

The Nevada Revised Statutes also provide that indemnification of directors is not permitted for the unlawful payment of distributions, except for those directors registering their dissent to the payment of the distribution.

According to our bylaws, we are authorized to indemnify our directors to the fullest extent authorized under Nevada Law subject to certain specified limitations.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and persons controlling us pursuant to the foregoing provisions or otherwise, we are advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------

The following table sets forth information with respect to the beneficial ownership of Blugrass Energy's outstanding common stock by:

     o each person who is known by Blugrass Energy to be the beneficial owner of five percent (5%) or more of Blugrass Energy's common stock;

     o    Blugrass  Energy's  chief  executive  officer,   its  other  executive
          officers, and each director as identified in the "Management -- Executive Compensation" section; and

     o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of Blugrass Energy common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Blugrass Energy's common stock that Blugrass Energy believes was beneficially owned by each person or entity as of June 30, 2009. At June 30, 2009, the Company had 50,050,000 shares of its common stock issued and outstanding.


  Title of Class         Name and Address of          Amount and      Percent of Class(2)
                         Beneficial Owner (1)          Nature of
                                                   Beneficial Owner
-------------------- ----------------------------- ------------------ ---------------------

Common shares        John Kenney Berscht,                          0                    0%
                     President and Director (3)

Common shares        Elizabeth Sawyer,                       500,000                    1%
                     Chief Financial Officer
                     (4)

Common shares        Leslie A. Schaefer, Former            3,500,000                    7%
                     Former President, Chief
                     Executive Officer and
                     Director (5)

Common shares        David Krauza,                            50,000                >0.01%
                     Former Director (6)

Common shares        Edward Karasek                                0                    0%
                     Director (7)

Common shares        Bluefin Financial Group,             10,000,000                   20%
                     Inc.


Common shares        HLB Productions, Inc.                10,000,000                   20%
                                                   ------------------

                     Shares held by current                        0
                     officers and directors (2
                     individuals)


(1) Address is c/o Blugrass Energy, Inc., 7609 Ralston Road, Arvada, Colorado 80002.

(2) At June 30, 2009, the Company had 50,050,000 shares of common stock issued and outstanding.

(3) Mr. Berscht was appointed President and Director on July 16, 2009.

(4) Ms. Sawyer resigned as the Chief Financial Officer on July 16, 2009.

(5) Ms. Schaefer resigned as President, Chief Executive Officer, Chief Financial Officer and Director on July 16, 2009.

(6) Mr. Krauza resigned as a Director on July 16, 2009.

(7) Mr. Edward Karasek was appointed a director of the Company on July 16, 2009.

(8) This is the ownership of Messrs. Bershect and Karasek, the current officer and directors of the Company.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that Blugrass Energy believes have a reasonable likelihood of being "in the money" within the next sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

During the years ended June 30, 2008 and June 30, 2009, the following directors of Blugrass Energy received shares in the amounts set forth below:

During the year ended June 30, 2009, the Company issued 50,000 shares of its restricted common stock to Mr. Krauza, director of the Company for services valued at $40,500 based on the market value of the shares on the date of issuance of $0.81 per share. Mr. Krauza resigned as director on July 16, 2009.

During the year ended June 30, 2009, the Company issued, its then Chief Executive Officer and Director, Ms. Schaefer, a 4% unsecured promissory note for $21,000 for owed compensation in connection with her services. The promissory note had a due date of August 31, 2009. At June 30, 2009, the Company owed $21,000 of principal on the note and accrued interest of $81. In July 2009, the Company paid the note in full.

During the year ended June 30, 2009, the Company issued a former shareholder, Regency Capital Group, a 5% unsecured commercial promissory note of $20,250 for services performed. The promissory note had a due date of May 6, 2010. At June 30, 2009, the Company owed principal of $20,250 and accrued interest of $122 in connection with the promissory note. The Company has not made any payments on this promissory note. During the year ended June 30, 2009, Regency Capital Group returned 4,000,000 shares of the Company's restricted common stock that it held to the Company.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining O'Donnell's independence.

On February 10, 2009, Blugrass Energy, Inc. dismissed George Stewart, CPA as the independent registered public accountant and appointed Larry O'Donnell, CPA, P.C. as the Company's independent registered public accountant simultaneously. During the year ended June 30, 2009, Audit fees were $1,400 to George Stewart, CPA and $3,200 to Larry O'Donnell, CPA, P.C.

The following table represents aggregate fees billed to the Company for the years ended June 30, 2008 by the former auditor, George Stewart, CPA and as of June 30, 2009 by Larry O'Donnell, CPA, P.C.

                                        Year Ended June 30,
                                  2009                       2008
                          ---------------------      ---------------------
Audit Fees                       $4,600                     $5,700

Audit-related Fees                $-0-                       $-0-

Tax Fees                          $-0-                       $-0-

All Other Fees                    $-0-                       $-0-
                          ---------------------      ---------------------
Total Fees                       $4,600                     $5,700

All audit work was performed by the auditors' full time employees.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a) Audited financial statements for years ended June 30, 2009 and 2008

(b)    Exhibit No.                      Description
       -----------                      -----------
      3.1            Articles of Incorporation (1)

      3.2            Bylaws of Blugrass Energy, Inc. (1)

      31.1           Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act (2)

      31.2           Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act (2)

      32.1           Certification of Principal Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act (2)

      32.2           Certification of Principal Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act (2)

(1) Incorporated by reference from the exhibits included in the Company's SB-2 Registration Statement filed with the Securities and Exchange Commission (www.sec.gov), on July 19, 2006. A copy can be provided by mail, free of charge, by sending a written request to Blugrass Energy, Inc., 7609 Ralston Road, Arvada, Colorado 80002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Blugrass Energy, Inc.

Dated: October 12, 2009
                              By:  /s/ John Kenney Berscht
                                   ---------------------------------------------
                                   John Kenney Berscht,
                                   Chief Executive Officer, Chief Accounting
                                   Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 12, 2009
                             Blugrass Energy, Inc.


                             By: /s/ John Kenney Berscht
                                 -----------------------------------------------
                                 John Kenney Berscht, Chief Executive Officer, Chief Accounting Officer and Director


                             By: /s/ Edward Karasek
                                ------------------------------------------------
                                Edward Karasek, Director