Form 10-Q
period 2009-09-30
Blugrass Energy, Inc.
filed 2009-11-16
CIK 1365748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from __________ to ___________

                        Commission File Number 333-135852


                              BLUGRASS ENERGY, INC.
                              ---------------------
              (Exact name of small business issuer in its charter)

           Nevada                                       20-4952339
           -------                                      ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                       7609 Ralston Road, Arvada, CO 80002
                       -----------------------------------
                    (Address of principal executive offices)

                                 (403) 830-7566
                               ------------------
                               (Telephone Number)

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

                  Yes  [ ]                                    No  [ x ]


There were 50,050,000 shares of Common Stock outstanding as of November 13, 2009.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                            Page

         Balance Sheets - September 30, 2009 and June 30, 2009 (Audited)                   F-1

         Statements of Operations  -
                  Three  months ended  September  30, 2009 and 2008 and
                  From May 19, 2006(Inception) to September 30, 2009                       F-2

         Statements of Stockholders' Equity -
                  From May 19, 2006 (Inception) through September 30, 2009                 F-3

         Statements of Cash Flows -
                  Three months ended September 30, 2009 and 2008 and
                  From May 19, 2006 (Inception) to September 30, 2009                      F-4

         Notes to the Financial Statements                                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                             3

Item 4T.  Controls and Procedures                                                           4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  4

Item 1A. Risk Factors      - Not Applicable                                                 4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               5

Item 5.  Other Information - Not Applicable                                                 5

Item 6.  Exhibits                                                                           5
SIGNATURES                                                                                  6

         Item 1.  Financial Statements.


                                      BLUGRASS ENERGY, INC.
                                  (A Development Stage Company)
                                         BALANCE SHEETS


                                                                            September 30,      June 30,
                                                                               2009              2009
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash                                                             $ 26,948           $ 6,075
                                                                          ---------------   ---------------
        Total Current Assets                                                      26,948             6,075
                                                                          ---------------   ---------------

Total Assets                                                                    $ 26,948           $ 6,075
                                                                          ===============   ===============


Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                                 $ 54,333          $ 52,918
               Accrued interest                                                   16,640            11,850
               Accrued liabilities, related party                                 15,000                 -
               Notes payable                                                      20,250            41,250
               Line of credit                                                    199,692           130,960
               Convertible notes payable                                         416,666           416,666
                                                                          ---------------   ---------------
        Total Current Liabilities                                                722,581           653,644

Stockholders' Equity
        Common stock, $0.001 par value; 75,000,000 shares
          authorized,50,050,000  shares issued and outstanding
          at September 30, 2009 and June 30, 2009, respectively                   50,050            50,050
        Treasury shares                                                            4,000             4,000
        Additional paid-in capital                                                36,450            36,450
        Deficit accumulated during the development stage                        (786,133)         (738,069)
                                                                          ---------------   ---------------
               Total Stockholders' Equity                                       (695,633)         (647,569)
                                                                          ---------------   ---------------

Total liabilities and stockholders' equity                                      $ 26,948           $ 6,075
                                                                          ===============   ===============


See the notes to these financial statements.


                                      BLUGRASS ENERGY, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                         For the Three Months Ended               May 19, 2006
                                                                September 30,                    (Inception) to
                                                          2009                2008             Setpember 30, 2009
                                                    -----------------   -----------------    ------------------------

Revenue:                                                         $ -                 $ -                         $ -
                                                    -----------------   -----------------    ------------------------

Operational expenses:
         Leasing expenses                                          -                   -                     451,036
         Depreciation expense                                      -                   -                         747
         Professional fees                                    37,665               4,000                     252,727
         General and administrative expenses                   5,609               2,263                      61,559
                                                    -----------------   -----------------    ------------------------

                 Total operational expenses                   43,274               6,263                     766,069
                                                    -----------------   -----------------    ------------------------

Other Expense:
         Impairment of fixed assets                                -                                          (3,424)
         Interest expense                                     (4,790)                  -                     (16,640)
                                                    -----------------   -----------------    ------------------------
                                                              (4,790)                  -                     (20,064)

Net loss                                                   $ (48,064)           $ (6,263)                 $ (786,133)
                                                    =================   =================    ========================

Per share information

Net loss per common share
         Basic                                                     *    $             *
         Fully diluted                                             *                  *
                                                    =================   =================

Weighted average number of common
         stock outstanding                                50,050,000           3,600,000
                                                    =================   =================

         * Less than $(0.01) per share.


See the notes to these financial statements.


                                              BLUGRASS ENERGY, INC.
                                          (A Development Stage Company)
                                       STATEMENT OF STOCKHOLDER'S DEFICIT
                            From May 19, 2006 (Inception) through September 30, 2009
                                                   (Unaudited)

                                                                                                     Deficit accum
                                                                     Additional                        During
                                      Common Stock                    paid-in        Treasury         Development
                                    Number of shares    Amount        Capital          Stock           Stage            Totals
                                   ----------------   -----------   -------------   ------------   ---------------   --------------

Balance - May 19, 2006                           -           $ -             $ -            $ -               $ -              $ -
  Stock issued for cash $0.005
        per share                        2,000,000         2,000           8,000              -                 -           10,000
  Net loss                                       -             -               -              -              (551)            (551)
                                   ----------------   -----------   -------------   ------------   ---------------   --------------
Balance - June 30, 2006                  2,000,000         2,000           8,000              -              (551)           9,449
                                   ----------------   -----------   -------------   ------------   ---------------   --------------

  Stock issued for cash $0.025
        per share                        1,600,000         1,600          38,400              -                 -           40,000
  Net loss                                       -             -               -              -           (18,131)         (18,131)
                                   ----------------   -----------   -------------   ------------   ---------------   --------------
Balance - June 30, 2007                  3,600,000         3,600          46,400              -           (18,682)          31,318
                                   ----------------   -----------   -------------   ------------   ---------------   --------------

  Net loss                                       -             -               -              -           (13,867)         (13,867)
                                   ----------------   -----------   -------------   ------------   ---------------   --------------
Balance - June 30, 2008                  3,600,000         3,600          46,400              -           (32,549)          17,451
                                   ----------------   -----------   -------------   ------------   ---------------   --------------

  Forward stock split                   50,400,000        50,400         (50,400)             -                 -                -
  Comon stock for director
        services                            50,000            50          40,450              -                             40,500
  Return of shares to treasury          (4,000,000)       (4,000)                         4,000                                  -
  Net loss                                       -             -               -                         (705,520)        (705,520)
                                  ----------------   -----------   -------------   ------------   ---------------   --------------
Balance - June 30, 2009                 50,050,000        50,050          36,450          4,000          (738,069)        (647,569)
                                  -----------------   -----------   -------------   ------------   ---------------   --------------

  Net loss                                       -             -               -              -           (48,064)         (48,064)
                                  -----------------   -----------   -------------   ------------   ---------------   --------------
Balance - September 30, 2009            50,050,000      $ 50,050        $ 36,450        $ 4,000        $ (786,133)      $ (695,633)
                                  =================   ===========   =============   ============   ===============   ==============


See the notes to these financial statements.


                                      BLUGRASS ENERGY, INC.
                                  (A Development Stage Company)
                                     STATEMENT OF CASH FLOWS
                                           (Unaudited)

                                                                                                           May 19, 2006
                                                                      For the Three Months Ended          (Inception) to
                                                                          September 30, 2009               September 30,
                                                                        2009               2008                2009
                                                                   ---------------    ---------------   --------------------

Cash Flows from Operating Activities:
        Net Loss                                                        $ (48,064)          $ (6,263)            $ (786,133)
Adjustments to reconcile net loss to
         net cash used by operating activities:
        Depreciation                                                            -                  -                    747
        Common Stock for services                                               -                  -                 40,500
        Impairment of fixed assets                                              -                  -                  3,424
Adjustments to reconcile net loss to net cash used in operating activities:
        Increase in accounts payable                                        1,416                200                 54,333
        Increase in accrued interest payable                                4,790                  -                 16,640
        Increase in accrued liabilities, related party                     15,000                                    15,000
        Increase in notes payables for non-cash items                           -                  -                 41,250
                                                                   ---------------    ---------------   --------------------

Net Cash Used by Operating Activities                                     (26,858)            (6,063)              (614,239)
                                                                   ---------------    ---------------   --------------------

Cash Flows from Investing Activities
        Purchase of office equipment                                            -                  -                 (4,171)
                                                                   ---------------    ---------------   --------------------
Net Cash Used in Investing Activities                                           -                  -                 (4,171)
                                                                   ---------------    ---------------   --------------------

Cash Flows from Financing Activities:
        Proceeds from convertible promissory notes                              -                  -                416,666
        Payment of promissory note                                        (21,000)                                  (21,000)
        Proceeds from line of credit                                       68,732                  -                199,692
        Proceeds from issuance of common stock                                  -                  -                 50,000
                                                                   ---------------    ---------------   --------------------

Net Cash Provided by Financing Activities                                  47,732                  -                645,358
                                                                   ---------------    ---------------   --------------------

Net Increase (decrease) in Cash                                            20,874             (6,063)                26,948

Cash and Cash Equivalents - Beginning of Period                             6,074             14,227                      -
                                                                   ---------------    ---------------   --------------------

Cash and Cash Equivalents - End of Period                                $ 26,948            $ 8,164               $ 26,948
                                                                   ===============    ===============   ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                        $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
        Cash paid for income taxes                                            $ -                $ -                    $ -
                                                                   ===============    ===============   ====================


See the notes to these financial statements.

                              BLUGRASS ENERGY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
                                   (Unaudited)


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


Basis of Presentation

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company." Among the disclosures required are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended June 30, 2009. It is the Company's opinion that when the interim financial statements are read in conjunction with the June 30, 2009 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

                              BLUGRASS ENERGY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
                                   (Unaudited)

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

Loss Per Share

Earnings per Share requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.


NOTE 2 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's financial statements for the three months ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $48,064 for the three months ended

                              BLUGRASS ENERGY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
                                   (Unaudited)

September 30, 2009, and an accumulated deficit during the development stage of $786,133 as of September 30, 2009. At September 30, 2009, the Company had a working capital deficit of $695,633 and the Company had no revenues from its activities during the three months ended September 30, 2009.

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

During the year ended June 30, 2009, the Company issued a former shareholder, a 5% unsecured commercial promissory note of $20,250 for services performed. The promissory note had a due date of May 6, 2010. At September 30, 2009, the Company owed principal of $20,250 and accrued interest of $122 in connection with the promissory note. The Company has not made any payments on this promissory note.

NOTE 4.  LINE OF CREDIT

During the year ended June 30, 2009, entered in a Line of Credit Agreement to provide up to $250,000. The Line of Credit has an interest rate of 6% per annum and a maturity date of December 31, 2011. At September 30, 2009, the Company had received advances of $199,692 under the Line of Credit. The Company has accrued interest of $342 during the three months ended in September 30, 2009 in connection with these funds. At September 30, 2009, the Company had not made any payments on the Line of Credit.

                              BLUGRASS ENERGY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
                                   (Unaudited)


NOTE 5.  CONVERTIBLE PROMISSORY NOTES

During the year ended June 30, 2009, in exchange for funds of $416,666, the Company executed 6% unsecured convertible commercial promissory notes. The promissory notes are due on February 27, 2009. The promissory notes are exchangeable for a total of 466,666 shares of the Company's restricted common stock. During the three months ended September 30, 2009, the Company accrued interest of $16,087 in connection with the promissory notes.

NOTE 6.  STOCKHOLDERS' EQUITY (DEFICIT)


During the three months ended September 30, 2009, the Company did not issue any shares of its restricted common stock.

NOTE 7.  SUBSEQUENT EVENTS

On October 12, 2009, Blugrass has closed the acquisition of the Robinhood L.L.C., (Marks and Garner Productions) properties and corporate assets, located in and around the Cave Pool Unit in Eddy County, New Mexico.

The Company has purchased a 100% working interest and other rights associated with the acreage in and around the Cave Pool Unit located in Eddy County, New Mexico, comprising approximately 2,800 acres held by Robinhood L.L.C., (Marks and Garner Productions). The Company will receive all operating rights with respect to the oil and gas leases owned by Robinhood L.L.C. (Marks and Garner Productions). This includes, all equipment used to produce and sell crude oil and natural gas on the acreage owned by Robinhood L.L.C.(Marks and Garner Productions).

Consideration for this acquisition consists of cash in the amount of $550,000, with terms consisting of incremental cash payments between October 2009 and February 2010.

The Company has evaluated it activities subsequent to the quarter ended September 30, 2009 and found no other reportable subsequent events.

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

On October 12, 2009, Blugrass has closed the acquisition of the Robinhood L.L.C., (Marks and Garner Productions) properties and corporate assets, located in and around the Cave Pool Unit in Eddy County, New Mexico.

The Company has purchased a 100% working interest and other rights associated with the acreage in and around the Cave Pool Unit located in Eddy County, New Mexico, comprising approximately 2,800 acres held by Robinhood L.L.C., (Marks and Garner Productions). The Company will receive all operating rights with respect to the oil and gas leases owned by Robinhood L.L.C. (Marks and Garner Productions). This includes, all equipment used to produce and sell crude oil and natural gas on the acreage owned by Robinhood L.L.C.(Marks and Garner Productions).

Consideration for this acquisition consists of cash in the amount of $550,000, with terms consisting of incremental cash payments between October 2009 and February 2010.

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

Results of Operations

For the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $43,274 and $6,263 for the three month periods ended March 31, 2009 and 2008, respectively. The increase of $37,011 is a result of the increase of $33,665 in professional fees and the $3,346 general and administrative expenses over the prior period. The increase in our operating expenses for the three months ended June 30, 2009, was a result of increased administrative expenses in connection with our efforts to find possible oil and gas properties.

During the three months ended September 30, 2009, we recognized a net loss of $48,064 compared to a net loss of $6,263 for the three months ended September 30, 2008. The increase of $41,801 was a result of the $33,665 increase in operational expenses as discussed above combined with the $4,790 increase in interest expenses.

Liquidity and Capital Resources

At September 30, 2009, we had total assets of $26,948 consisting solely of cash. At September 30, 2009, we had total current liabilities of $722,581, consisting of accounts payable of $54,333, accrued interest of $16,640, accrued services of $15,000, $20,250 in notes payables, $199,692 in a line of credit, and $416,666 in convertible promissory notes.

During the three months ended September 30, 2009, we used cash of $26,858 in operations. During the three months ended September 30, 2008, we used $6,063 in operations. During the six months ended September 30, 2009, net losses of $48,064 were not adjusted for any non-cash items. During the six months ended September 30, 2008, net losses of $6,263 were not adjusted for any non-cash items.

During the three months ended September 30, 2009 and 2008, we did not have any cash flows from investment activities.

During the three months ended September 30, 2009, we received $47,732 from our financing activities. During the three months ended September 30, 2008, we did not receive or use funds in our financing activities.

During the year ended June 30, 2009, the Company issued, its then Chief Executive Officer and Director, a 4% unsecured promissory note for $21,000 for owed compensation in connection with her services. The promissory note had a due date of August 31, 2009. In July 2009, the Company paid the note in full.

During the year ended June 30, 2009, entered in a Line of Credit Agreement to provide up to $250,000. The Line of Credit has an interest rate of 6% per annum and a maturity date of December 31, 2011. At September 30, 2009, the Company had received advances of $199,692 under the Line of Credit. The Company has accrued interest of $342 during the three months ended in September 30, 2009 in connection with these funds. At September 30, 2009, the Company had not made any payments on the Line of Credit.

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

As required by SEC Rule 15d-15(b), Mr. Berscht our Chief Executive Officer and Principal Accounting Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. Berscht has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the three months ended September 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Blugrass Energy, Inc. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

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

     Exhibit 31.1 Certification of Chief Executive and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2009                   Blugrass Energy, Inc. (Registrant)



                                    By: /s/ John Kenney Berscht
                                        ------------------------------
                                        John Kenney Berscht,
                                        Chief Executive Officer
                                        and Principal Accounting Officer