Form 10-Q
period 2009-12-31
Blugrass Energy, Inc.
filed 2010-02-22
CIK 1365748

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 333-135852

BLUGRASS ENERGY, INC.
(Exact name of small business issuer in its charter)

Nevada	20-4952339
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

730-1015-4th Street SW Calgary Alberta T2R 1J4

Address of principal executive offices)

403-830-7566
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]

No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]

Accelerated Filer [ ]

Non-accelerated filer   [ ]

Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]

No  [ x ]

There were 50,050,000 shares of Common Stock outstanding as of February 22, 2010, 2009.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

(Unaudited)

Page

Balance Sheets – December 31, 2009 and June 30, 2009 (Audited)

   F-1

Statements of Operations  -

Three months ended December 31, 2009 and 2008 and

From May 19, 2006(Inception) to December 31, 2009

   F-2, F-3

Statements of Cash Flows –

Six months ended December 31, 2009 and 2008 and

From May 19, 2006 (Inception) to December 31, 2009

               F-4

Notes to the Financial Statements

   F-5

Item 2.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

    1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Not Applicable

Item 4. Controls and Procedures

    3

Item 4T.  Controls and Procedures

    4

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings –Not Applicable

                            4

Item 1A. Risk Factors- Not Applicable

    4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    4

-Not Applicable

Item 3.  Defaults Upon Senior Securities – Not Applicable

                            5

Item 4.  Submission of Matters to a Vote of Security Holders – Not Applicable

    5

Item 5.  Other Information – Not Applicable

                5

Item 6.  Exhibits

    5

SIGNATURES

    6

Item 1.  Financial Statements

BLUGRASS ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$ 8,483	$ 6,075
Total Current Assets	8,483	6,075

Exploration Property	550,029	-

Total Assets	$ 558,512	$ 6,075

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 54,333	$ 52,918
Accrued interest	28,171	11,850
Notes payable	20,250	41,250
Accrued liabilities: related parties	-	-
Line of credit	378,989	130,960
Property purchase agreement	450,000	-
Convertible notes payable	416,666	416,666
Total Current Liabilities	1,348,409	653,644

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares
authorized,50,050,000 shares issued and outstanding
at December 31, 2009 and June 30, 2009, respectively	50,050	50,050
Treasury shares	4,000	4,000
Additional paid-in capital	36,450	36,450
Deficit accumulated during the development stage	(880,397)	(738,069)
Total Stockholders' Equity	(789,897)	(647,569)

Total liabilities and stockholders' equity	$ 558,512	$ 6,075

See the notes to these financial statements.

BLUGRASS ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	For the Three Months Ended
	December 31,
	2009	2008

Revenue:	$ -	$ -

Operational expenses:
Leasing expenses	-	316,600
Depreciation expense	-	-
Professional fees	23,483	9,448
General and administrative expenses	59,250	9,548

Total operational expenses	82,733	335,596

Other Expense:
Impairment of fixed assets	-
Interest expense	(11,531)	(1,876)
	(11,531)	(1,876)

Net loss	$ (94,264)	$ (337,472)

Per share information

Net loss per common share
Basic	*	$ *
Fully diluted	*	*

Weighted average number of common
stock outstanding	50,050,000	3,600,000

* Less than $(0.01) per share.

See the notes to these financial statements.

BLUGRASS ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONSFOR THE SIX MONTHS ENDED DECEMEBER 31, 2009 AND 2008
(Unaudited)

	For the Six Months Ended		May 19, 2006
	December 31,		(Inception) to
	2009	2008	December 31, 2009

Revenue:	$ -	$ -	$ -

Operational expenses:
Leasing expenses	-	316,600	451,036
Depreciation expense	-	-	747
Professional fees	61,149	13,812	276,211
General and administrative expenses	64,859	13,654	120,809

Total operational expenses	126,008	344,066	848,803

Other Expense:
Impairment of fixed assets	-	-	(3,424)
Interest expense	(16,320)	(1,876)	(28,170)
	(16,320)	(1,876)	(31,594)

Net loss	$ (142,328)	$ (345,942)	$ (880,397)

Per share information

Net loss per common share
Basic	*	$ *
Fully diluted	*	*

Weighted average number of common
stock outstanding	50,050,000	3,600,000

* Less than $(0.01) per share.

See the notes to these financial statements.

BLUGRASS ENERGY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009

Net Loss	$ (142,328)	$ (345,942)	$ (880,397)

net cash used by operating activities:
Depreciation	-	-	747
Common Stock for services	-	-	40,500
Impairment of fixed assets	-	-	3,424

in operating activities:
Increase in accounts payable	1,415	12,186	54,333
Increase in accrued interest payable	16,321	1,154	28,171
Increase (decrease) in accrued liabilities, related party	-	1,876	-
Increase in notes payables for non-cash items	-	-	41,250

	(124,592)	(330,726)	(711,972)

Purchase of office equipment	-	-	(4,171)
Purchase oil & gas lease	(550,029)	-	(550,029)
	(550,029)	-	(554,200)

Proceeds from convertible promissory notes	-	-	416,666
(Payment) of promissory note	(21,000)	-	(21,000)
Proceeds from line of credit	248,029	316,666	378,989
Proceeds from oil & gas property note	450,000	-	450,000
Proceeds from issuance of common stock	-	-	50,000

	677,029	316,666	1,274,655

	2,408	(14,060)	8,483

	6,075	14,277	-

	$ 8,483	$ 217	$ 8,483

Cash paid for interest expense	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009

(Unaudited)

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

BluGrass Energy, Inc. (the Company) was incorporated under the laws of the State of Nevada on May 19, 2006, as Coastal Media, Inc.  On October 1, 2008, the Company amended its Article of Incorporation to change its name from Coastal Media Inc. to BluGrass Energy, Inc., to reflect the change in direction of the Company’s business to the Oil and Gas Industry. The Company was originally formed to engage in the business of manufacturing, marketing, distributing and selling its marine DVDs.

In addition, on October 1, 2008, the Company amended its Articles of Incorporation to change its name from "Coastal Media Inc." to "Blugrass Energy, Inc.". As a result of the name of the change, the Company’s trading symbol was changed to “BLUG”.

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

Basis of Presentation

Development Stage Company

The Company has not earned significant revenues from planned operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company”.  Among the disclosures required are that the Company’s financial statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented.  The financial statements and notes do not contain certain information included in the Company’s financial statements for the year ended June 30, 2009.  It is the Company’s opinion that when the interim financial statements are read in conjunction with the June 30, 2009 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year or any future period.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principals” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on December 31, 2009, which did not have a material impact on our financial statements.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 – GOING CONCERN AND MANAGEMENTS’ PLAN

The Company’s financial statements for the Six months ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $94,264 for the six months ended December 31, 2009, and an accumulated deficit during the development stage of $880,397 as at December 31, 2009.  At December 31, 2009, the Company had a working capital deficit of $789,897 and the Company had no revenues from its activities during the six months ended December 31, 2009.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2010 fiscal year, the Company intends to continue its efforts to acquire, either by lease, farmout, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties. The Company intends to continue to raise funds to support the efforts through the sale of its equity securities.

To the extent the Company’s operations are not sufficient to fund the Company’s capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

NOTE 3.  NOTES PAYABLE

During the year ended June 30, 2009, the Company issued, its then Chief Executive Officer and Director, a 4% unsecured promissory note for $21,000 for owed compensation in connection with her services.  The promissory note had a due date of August 31, 2009.  In July 2009, the Company paid the note in full.

During the year ended June 30, 2009, the Company issued a former shareholder, a 5% unsecured commercial promissory note of $20,250 for services performed.  The promissory note had a due date of May 6, 2010.  At December 31, 2009, the Company owed principal of $20,250 and accrued interest of $506 in connection with the promissory note.  The Company has not made any payments on this promissory note.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009

NOTE 4.  LINE OF CREDIT

During the year ended June 30, 2009, entered in a Line of Credit Agreement to provide up to $250,000.  The Line of Credit has an interest rate of 6% per annum and a maturity date of December 31, 2011.  At December 31, 2009, the Company had received advances of $199,692 under the Line of Credit.  The Company has accrued interest of $11,982 during the six months ended in December 31, 2009 in connection with these funds.  At December 31, 2009, the Company had not made any payments on the Line of Credit.

NOTE 5.  CONVERTIBLE PROMISSORY NOTES

During the year ended June 30, 2009, in exchange for funds of $416,666, the Company executed 6% unsecured convertible commercial promissory notes.  The promissory notes are due on February 27, 2009. The promissory notes are exchangeable for a total of 466,666 shares of the Company’s restricted common stock.  During the six months ended December 31, 2009, the Company accrued interest of $16,087 in connection with the promissory notes.

NOTE 6.  STOCKHOLDERS’ EQUITY (DEFICIT)

During the three months ended December 31, 2009, the Company did not issue any shares of its restricted common stock.

NOTE 7.  SUBSEQUENT EVENTS

On February 22, 2010 Blugrass amended the agreement pertaining to the acquisition of  the Robinhood L.L.C., (Marks and Garner Productions) properties and corporate assets, located in and around the Cave Pool Unit in Eddy County, New Mexico.

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

 The amended total consideration for this acquisition consists of cash in the amount of $100,000 to be used specifically for remediation and repairs and 200,000 restricted shares of Blugrass.

The Company has evaluated their activities subsequent to the quarter ended December 31, 2009 and there were no further subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

Our main emphasis will be to acquire production or revenue generating opportunities either by lease purchase or farm-out, when available, with third parties and industry partners.

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

On February 22, 2010 Blugrass amended the agreement pertaining to the acquisition of the Robinhood L.L.C., (Marks and Garner Productions) properties and corporate assets, located in and around the Cave Pool Unit in Eddy County, New Mexico.

The amended consideration for this acquisition consists of cash in the amount of $100,000 to be used specifically for remediation and repairs and 200,000 restricted shares of Blugrass, making the total purchase price $200,000 and 200,000 restricted shares, with $100,000 having already been paid.

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

Results of Operations

For the Six Months Ended December 31, 2009 compared to the Six Months Ended December 31, 2008

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $126,008 and $344,600 for the six month periods ended December 31, 2009 and 2008, respectively.  The decrease of $288,592 is a result of the decrease in professional fees and general and administrative expenses over the prior period.  The decrease in our operating expenses for the six months ended June 30, 2009, was a result of decreased administrative expenses in connection with our efforts to acquire oil and gas properties.

During the six months ended December 31, 2009, we recognized a net loss of $142,328 compared to a net loss of $345,942 for the six months ended December 31, 2008.  The decrease was a result of the decrease in operational expenses as discussed above.

Liquidity and Capital Resources

At December 31, 2009, we had total assets of $558,512 consisting of oil and gas properties of $550,000 and cash 8,483.  At December 31, 2009, we had total current liabilities of $1,348,409, consisting of accounts payable of $54,333, accrued interest of $28,171, 378,989 in a line of credit, 450,000 in oil and gas Property purchases and $416,666 in convertible promissory notes.

During the six months ended December 31, 2009, we used cash of $124,592 in operations.  During the three months ended December 31, 2008, we used $330,726 in operations.  During the six months ended December 31, 2009, net losses of $142,328 were not adjusted for any non-cash items.  During the six months ended December 31, 2008, net losses of $345,942 were not adjusted for any non-cash items.

During the six months ended December 31, 2009 and 2008, we did not have any cash flows from investment activities.

During the six months ended December 31, 2009, we received $677,029 from our financing activities.  During the six months ended December 31, 2008, we received $316,666 from our financing activities

During the year ended June 30, 2009, the Company issued, its then Chief Executive Officer and Director, a 4% unsecured promissory note for $21,000 for owed compensation in connection with her services.  The promissory note had a due date of August 31, 2009.  In July 2009, the Company paid the note in full.

During the year ended June 30, 2009, entered in a Line of Credit Agreement to provide up to $250,000.  The Line of Credit has an interest rate of 6% per annum and a maturity date of December 31, 2011.  At December 31, 2009, the Company had received advances of $199,692 under the Line of Credit.  The Company has accrued interest of $11,982 during the six months ended in December 31, 2009 in connection with these funds.  At December 31, 2009, the Company had not made any payments on the Line of Credit.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the three months ended December 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 5.  Other Information.

The Company changed its corporate address from 7609 Ralston Road, Arvada, CO 80002 to 730-1015-4th Street SW Calgary Alberta T2R 1J4

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

February 22, 2010

BluGrass Energy, Inc. (Registrant)

By:

/s/ John Kenney Berscht

______________________________

John Kenney Berscht,

Chief Executive Officer

and Principal Accounting Officer