Form 10-Q
period 2010-03-31
Blugrass Energy, Inc.
filed 2010-05-24
CIK 1365748

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

(Unaudited)

Page

Balance Sheets – March 31, 2010 and June 30, 2009 (Audited)

Statements of Operations  -

Three months ended March 31, 2010 and 2008 and

From May 19, 2006(Inception) to March 31, 2010

Statements of Cash Flows –

Nine months ended March 31, 2010 and 2009 and

From May 19, 2006 (Inception) to March 31, 2010

Notes to the Financial Statements

   F-4

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

-Not Applicable

Item 3.  Defaults Upon Senior Securities – Not Applicable

                            5

Item 4.  Submission of Matters to a Vote of Security Holders – Not Applicable

    5

Item 5.  Other Information

                5

Item 6.  Exhibits

    5

SIGNATURES

    6

Item 1.  Financial Statements

BLUGRASS ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$ 9,236	$ 6,075
Total Current Assets	9,236	6,075

Total Assets	$ 9,236	$ 6,075

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 49,523	$ 52,918
Accrued interest	91,348	11,850
Notes payable	20,250	41,250
Line of credit	440,136	130,960
Convertible notes payable	416,666	416,666
Total Current Liabilities	1,017,923	653,644

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares
authorized, 50,050,000 shares issued and outstanding
at March 31, 2010 and June 30, 2009, respectively	50,050	50,050
Treasury shares	4,000	4,000
Additional paid-in capital	36,450	36,450
Deficit accumulated during the development stage	(1,099,187)	(738,069)
Total Stockholders' Equity	(1,008,687)	(647,569)

Total liabilities and stockholders' equity	$ 9,236	$ 6,075

See the notes to these financial statements.

F-1

BLUGRASS ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		May 19, 2006
	March 31,		March 31,		(Inception) to
	2010	2009	2010	2009	March 31, 2010

Revenue:			$ -	$ -	$ -

Operational expenses:
Leasing expenses	-	44,223	-	360,823	451,036
Depreciation expense	-	-	-	-	747
Professional fees	35,102	64,299	96,251	73,747	311,313
General and administrative expenses	20,482	14,235	85,341	23,783	141,290
Impairment of fixed assets	-	-	-	-	3,424
Impairment of oil and gas properties	-	-	100,029	-	100,029

Total operational expenses	55,584	78,534	281,621	458,353	1,007,839

Other Expense:
Interest expense	(25,671)	(4,686)	(79,497)	(6,562)	(91,348)
Total other expenses	(25,671)	(4,686)	(79,497)	(6,562)	(91,348)

Net loss	$ (81,255)	$ (83,220)	$ (361,118)	$ (464,915)	$ (1,099,187)

Per share information

Net loss per common share
Basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common
stock outstanding (basic and diluted)	50,050,000	54,000,000	50,050,000	54,000,000

See the notes to these financial statements.

F-2

BLUGRASS ENERGY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			May 19, 2006
	For the Nine Months Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net Loss	$ (361,118)	$ (464,915)	$ (1,099,187)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	747
Common stock issued for services	-	-	40,500
Impairment of fixed assets	-	-	3,424
Impairment of oil and gas properties	100,029	-	100,029
Adjustments to reconcile net loss to net cash used
in operating activities:
(Decrease) Increase in accounts payable	(3,395)	28,002	49,523
Increase in accrued interest payable	79,498	6,562	91,348
(Decrease) in accrued liabilities, related party	-	(43)	-
Increase in notes payables for non-cash items	-	-	41,250
Net Cash Used in Operating Activities	(184,986)	(430,394)	(772,366)

Cash Flows from Investing Activities
Payments for oil and gas properties	(100,029)		(100,029)
Purchase of office equipment	-	-	(4,171)
Net Cash Used in Investing Activities	(100,029)	-	(104,200)

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes	-	-	416,666
(Payment) on note payable	(21,000)	-	(21,000)
Proceeds from line of credit	309,176	416,666	440,136
Proceeds from issuance of common stock	-	-	50,000
Net Cash Provided by Financing Activities	288,176	416,666	885,802

Net Increase (decrease) in cash	3,161	(13,728)	9,236

Cash and Cash Equivalents - Beginning of Period	6,075	14,277	-

Cash and Cash Equivalents - End of Period	$ 9,236	$ 549	$ 9,236
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
See the notes to these financial statements.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2010

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

Basis of Presentation

Development Stage Company

The Company has not earned significant revenues from planned operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company”.  Among the disclosures required are that the Company’s financial statements of operations and cash flows disclose activity since the date of the Company’s inception.

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented.  The financial statements and notes do not contain certain information included in the Company’s financial statements for the year ended June 30, 2009.  It is the Company’s opinion that when the interim financial statements are read in conjunction with the June 30, 2009 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year or any future period.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2010

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

Earnings (loss) Per Share

Earnings (loss) per share requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principals” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on March 31, 2010, which did not have a material impact on our financial statements.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2010

The Company does not expect the adoption of any recent accounting standards to have a significant impact on its financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLAN

The Company’s financial statements for the nine months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $304,847 for the nine months ended March 31, 2010, and an accumulated deficit during the development stage of $1,042,916 as at March 31, 2010.  At March 31, 2010, the Company had a working capital deficit of $952,416 and the Company had no revenues from its activities during the nine months ended March 31, 2010.

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

NOTE 3 – OIL AND GAS PROPERTIES

The Company entered into an agreement to purchase several oil and gas properties on October 12, 2009 for $550,000. As of March 31, 2010 the Company has paid $100,029 towards this purchase, but has not made all payments per the agreed upon schedule. Also, title to these oil and gas properties has not transferred to the Company as of the date of these financial statements, pending remediation work to be done by the seller. We initially capitalized the $100,029 paid but have determined this amount is impaired due to the lack of a reserves analysis or projected positive cash flows.

NOTE 4 - NOTES PAYABLE

During the year ended June 30, 2009, the Company issued, its then Chief Executive Officer and Director, a 4% unsecured promissory note for $21,000 for owed compensation in connection with her services.  The promissory note had a due date of August 31, 2009.  In July 2009, the Company paid the note in full.

During the year ended June 30, 2009, the Company issued a former shareholder, a 5% unsecured commercial promissory note of $20,250 for services performed.  The promissory note had a due date of May 6, 2010.  At March 31, 2010, the Company owed principal of $20,250 and accrued interest of $506 in connection with the promissory note.  The Company has not made any payments on this promissory note.F-6

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 5.  LINE OF CREDIT

The Company has entered into a Line of Credit Agreement to receive up to $500,000 from a third party.  The Line of Credit has an interest rate of 6% per annum and a maturity date of December 31, 2011.  At March 31, 2010, the Company had received advances of $440,136 under the Line of Credit.  The Company has accrued interest of $14,342 as of March 31, 2010 in connection with these funds.  At March 31, 2010, the Company had not made any payments on the Line of Credit.

NOTE 6.  CONVERTIBLE PROMISSORY NOTES

During the year ended June 30, 2009, in exchange for funds of $416,666, the Company executed 6% unsecured convertible commercial promissory notes.  The promissory notes were due on February 27, 2009. The promissory notes are exchangeable for a total of 466,666 shares of the Company’s restricted common stock.  During the nine months ended March 31, 2010, the Company accrued interest of $76,500 in connection with the promissory notes.

NOTE 7.  STOCKHOLDERS’ EQUITY (DEFICIT)

During the three months ended March 31, 2010, the Company did not issue any shares of its common stock.

NOTE 8.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 24, 2010, which is the date the financial statements were issued.

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

Results of Operations

For the Nine months Ended March 31, 2010 compared to the Nine months Ended March 31, 2009

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $and $for the six month periods ended March 31, 2010 and 2009, respectively.  The decrease of $is a result of the decrease in professional fees and general and administrative expenses over the prior period.  The decrease in our operating expenses for the nine months ended June 30, 2009, was a result of decreased administrative expenses in connection with our efforts to acquire oil and gas properties.

During the nine months ended March 31, 2010, we recognized a net loss of $compared to a net loss of $for the nine months ended March 31, 2009.  The decrease was a result of the decrease in operational expenses as discussed above.

Liquidity and Capital Resources

At March 31, 2010, we had total assets of $consisting of oil and gas properties of $and cash.  At March 31, 2010, we had total current liabilities of $, consisting of accounts payable of $, accrued interest of in a line of credit, in oil and gas Property purchases and $in convertible promissory notes.

During the nine months ended March 31, 2010, we used cash of $ in operations.  During the three months ended March 31, 2010, we used $in operations.  During the nine months ended March 31, 2010, net losses of $ were not adjusted for any non-cash items.  During the nine months ended March 31, 2010, net losses of $ were not adjusted for any non-cash items.

During the nine months ended March 31, 2010 and 2008, we did not have any cash flows from investment activities.

During the nine months ended March 31, 2010, we received $from our financing activities.  During the nine months ended March 31, 2009, we received $from our financing activities

During the year ended June 30, 2009, the Company issued, its then Chief Executive Officer and Director, a 4% unsecured promissory note for $21,000 for owed compensation in connection with her services.  The promissory note had a due date of August 31, 2009.  In July 2009, the Company paid the note in full.

During the year ended June 30, 2009, entered in a Line of Credit Agreement to provide up to $500,000.  The Line of Credit has an interest rate of 6% per annum and a maturity date of December 31, 2011.  At March 31, 2010, the Company had received advances of $under the Line of Credit.  The Company has accrued interest of $during the nine months ended in March 31, 2010 in connection with these funds.  At March 31, 2010, the Company had not made any payments on the Line of Credit.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the three months ended March 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

May 24, 2010

BluGrass Energy, Inc. (Registrant)

By:

/s/ John Kenney Berscht

______________________________

John Kenney Berscht,

Chief Executive Officer

and Principal Accounting Officer