Form 10-Q/A
period 2010-03-31
Blugrass Energy, Inc.
filed 2010-05-25
CIK 1365748

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Three months ended March 31, 2010 and 2009 and

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

We incurred operating expenses of $281,621and $458,353 for the Nine month periods ended March 31, 2010 and 2009, respectively.  The decrease is a result of the decrease in professional fees and general and administrative expenses over the prior period.  The decrease in our operating expenses for the nine months ended March 31, 2009, was a result of decreased administrative expenses in connection with our efforts to acquire oil and gas properties.

During the nine months ended March 31, 2010, we recognized a net loss of $361,118compared to a net loss of $464,915 for the nine months ended March 31, 2009.  The decrease was a result of the decrease in operational expenses as discussed above.

Liquidity and Capital Resources

At March 31, 2010, we had total assets of $9,236 consisting cash.  At March 31, 2010, we had total current liabilities of $1,017,923, consisting of accounts payable of $49,523, accrued interest of $91,348, $440,136 in a line of credit, $20,250 in notes payable and $416,666in convertible promissory notes.

During the nine months ended March 31, 2010, we used cash of $361,118 in operations.  During the three months ended March 31, 2010, we used $81,255 in operations.  During the nine months ended March 31, 2010, net losses of $361,118 were not adjusted for any non-cash items.

During the nine months ended March 31, 2010 and 2009, we did not have any cash flows from investment activities.

During the nine months ended March 31, 2010, we received $288,176 from our financing activities.  During the nine months ended March 31, 2009, we received $416,666 from our financing activities

During the year ended June 30, 2009, the Company issued, its then Chief Executive Officer and Director, a 4% unsecured promissory note for $21,000 for owed compensation in connection with her services.  The promissory note had a due date of August 31, 2009.  In July 2009, the Company paid the note in full.

During the year ended June 30, 2009, entered in a Line of Credit Agreement to provide up to $500,000.  The Line of Credit has an interest rate of 6% per annum and a maturity date of December 31, 2011.  At March 31, 2010, the Company had received advances of $440,136 under the Line of Credit.  The Company has accrued interest of $91,348during the nine months ended in March 31, 2010 in connection with these funds.  At March 31, 2010, the Company had not made any payments on the Line of Credit.

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

May 25, 2010

BluGrass Energy, Inc. (Registrant)

By:

/s/ John Kenney Berscht

______________________________

John Kenney Berscht,

Chief Executive Officer

and Principal Accounting Officer