Form 10-K
period 2010-06-30
Blugrass Energy, Inc.
filed 2010-11-16
CIK 1365748

                                               UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                           Washington, D.C. 20549

                                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2010

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________ to _____________

                                  Commission file number: 000-54035

                                  BLUGRASS ENERGY, INC.

             (Exact name of registrant as specified in its charter)

             Nevada                                          20-4952339

----------------------------------                     ------------------------

 State or other jurisdiction of                            I.R.S. Employer

  incorporation or organization                          Identification No.

    730-1015-4th Street SW Calgary, AB                  T2R 1J4

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

Large accelerated filer                    [___]    Accelerated filer   [___]

Non-accelerated filer      [___]                Smaller reporting company [_X_]

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,580,833 as of November 15, 2010 based upon the closing market price of the Company's stock on that date.

There were 51,616,666 shares outstanding of the registrant's Common Stock as of

June 30, 2010.

                                TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

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

Company amended its Article of Incorporation to change its name from Coastal

Media Inc. to Blugrass Energy, Inc.

Our original business plan which we commenced in June 2006 was to operate a cruising guides website and produce and sell multimedia DVD for pleasure boating.  We have been in the development stage since our inception.  Activities through June 30, 2010 include the raising of equity capital and the formation of a business plan to merge with or acquire and develop assets from a company in the oil and gas industry.

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

Blugrass is an oil and gas exploration and development company focused on creating a  portfolio  of  North  American  assets  that  exhibit  consistent, predictable,  and  long lived  production  capabilities.  We plan to build value through the acquisition and  development  of gas and oil assets  that  contain proven reserves in domestic areas where reserves can be economically produced at a low risk to the Company  relying on joint  venture  partners to supply most of the funds needed to explore or develop these properties.

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

Blugrass' management believes that there are strong indications that the oil and gas market has bottomed out and as it has  reflected  stronger market since

January 2009.  Blugrass believes that the fall in gas prices, as well as, increases in the costs of acreage and drilling provides the Company with a rare opportunity to position the Company for the future.

The National Petroleum Council estimates the U.S. demand for natural gas to increase from 22 trillion cubic feet (TCF) in 1998 to over 31 TCF by 2015.  This nearly 50% increase in demand for natural gas, coupled with constrained supplies from conventional  sources and storage  facilities,  suggests an urgent need for new gas sources.  Although  conventional gas sources such as high  permeability sandstones  supply  about 60% of the U.S.  emand (13 TCF in 1998),  projections indicate  a flat to  declining  supply  through  year  2015.  The  shortfall  in conventional  gas  supply  is  expected  to  be  taken  up  by  production  from un-conventional sources such as tight gas sandstones/shales, associated gas, and Coal Bed Methane  (CBM).  CBM shows great promise as a future source of natural gas, with the US Geological Survey estimating some 700 TCF contained in 6 major CBM basins in the continental US. This constitutes an enormous reserve, almost the entire US demand for the next 25 years.

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

To produce CBM, the water must be drawn off first, lowering the pressure so that the methane gas will desorb from the coal thus allowing gas to flow from the coal into the  de-watered  cleats that act as high permeable conduits to the well bore, where gas can be produced at the well head

These cleats are assumed to have been formed during the  coalification and uplifting processes. If cleat permeability is adequately developed, it may allow commercial quantities of methane gas to be produced from the well. The qualities of productive CBM wells include coal quality, the content of natural gas per ton of coal,  thickness of the coal-beds,  reservoir pressure,  existence of natural fractures, and overall permeability of the coal-bed.

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

Up to this point, the world's oil producers have been able to meet demand. However, should demand increase substantially, or production increase for any reason, there could be a significant spike in the price of oil and  possible shortages.

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

Oil and Gas Properties

On October 12, 2009 Blugrass entered into an agreement for the acquisition of the Robinhood L.L.C.,(Marks and Garner Productions) properties and corporate assets, located in and around the Cave Pool Unit in Eddy County, New Mexico.

.The agreement calls for the purchase of a 100% working interest and other rights associated with the acreage in and around the Cave Pool Unit located in Eddy County, New Mexico, comprising approximately 2,800 acres held by Robinhood L.L.C., (Marks and Garner Productions). Additionally, Blugrass Energy Inc. will receive all operating rights with respect to the oil and gas leases owned by Robinhood L.L.C. (Marks and Garner Productions). This includes, all equipment used to produce and sell crude oil and natural gas on the acreage owned by Robinhood L.L.C.(Marks and Garner Productions).

Consideration for this acquisition consists of cash in the amount of $550,000, with terms consisting of incremental cash payments between October 2009 and February 2010.

The Agreement was subsequently amended on March 4, 2010 lowering the purchase price to $400,000 and 200,000 restricted shares of Blugrass’ common stock, with the cost of environmental remediation to be deducted from the purchase price. As of June 30, 2010 the transaction has not closed.

Title to Properties.

We do not hold or are the record owner of any properties, at the date of this filing.

Our prospects may be subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor  encumbrances,  easements and restrictions.  Although we are not aware of any material title defects or disputes with respect to its undeveloped acreage, to the extent such defects or disputes exist, we would suffer title failures.

Backlog of Orders: We currently have no orders for sales at this time.

Government Contracts: We have no government contracts.

Company Sponsored Research and Development: We are not conducting any research.

Number of Persons Employed:  As of November 12, 2009, we had no full-time employees.  Officers and Directors work on an as needed part-time basis up to 40 hours per week.

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

We have a lack of revenue history and investors cannot view our past performance since we are a start-up company.

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

We may have a shortage of working capital in the future which could jeopardize our ability to carry out our business plan.

Our capital needs consist primarily of expenses related to geological evaluation,  general and administrative and potential exploration  participation and  could  exceed  $250,000  in the next  twelve  months.  Such funds are not currently committed, and we have cash of as of the date of this Annual Report on Form 10-K of approximately $$14,620.

.Our officers and directors may have conflicts of interest which may not be resolved favorably to us.

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

We will need additional financing for which we have no commitments, and this may jeopardize execution of our business plan.

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

We may in the future issue more shares  which could cause a loss of control by our present management and current stockholders.

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

We have a minimal operating history, so investors have no way to gauge our long term performance.

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

We will depend upon management but we will  have  limited  participation  of management.

We currently have two individuals who act as our Chief Executive Officer and Chief

Accounting Officer for up to 40 hours per week each on a part-time basis.  Mr. Berscht and Mr. Dunphy are also a Directors of the Company.  We will be heavily dependent  upon their skills,  talents, and abilities,  as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers,  directors and consultants to devote their full-time  attention to our business results in a delay in progress toward  implementing our business plan.

Once we receive the proceeds from this offering, other consultants may be employed on a part-time basis under a  contract  to be  determined.  Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

Our officers and directors are not employed full-time by us which could be detrimental to the business.

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

Our officer and directors may have conflicts of interests as to corporate opportunities which we may not be able or allowed to participate in.

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

Our business, the oil and gas business, has numerous risks which could render us unsuccessful.

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

We have substantial competitors who have an advantage over us in resources and management.

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

We will be subject to all of the market forces in the energy business, many of which could pose a significant risk to our operations.

The marketing of natural gas and oil which may be produced by our prospects will be affected by a number of factors beyond our control. These factors include the extent  of  the  supply of oil or gas  in  the  market,  the availability of competitive fuels, crude oil imports, the world-wide political situation,  price regulation, and other factors.  Recently, there have been dramatic fluctuations in oil prices.  Any significant increase in the market prices of oil and gas could materially affect our profitability of oil and gas activities.

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

We will have significant additional financing requirements to fund our future activities.

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

We are subject to significant operating hazards and uninsured risk in the energy industry.

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

We are subject to Federal Income Tax laws and changes therein which could adversely impact us.

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

We are subject to substantial government regulation in the energy industry which could adversely impact us.

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

We believe investors should consider certain negative aspects of our proposed operations.

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

Nevada Revised Statutes.

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

We may depend upon outside advisors,  who may not be  available  on  reasonable terms and as needed.

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

Risk Factors Related to Our Stock

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability of our securities.

We are a "penny stock" company,  and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such  securities  to  persons  other  than  established customers or  accredited  investors.  For purposes of the  rule, the  phrase "accredited investors"  means, in general terms,  institutions  with assets in excess of $5,000,000,  or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds  $200,000 (or that, when combined with a spouse's income,  exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction  prior to the sale.  Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this  offering  to sell  their  securities  in any  market  that  might  develop therefore because it imposes additional  regulatory  burdens  on penny  stock transactions.

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

Our investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

Our stock will in all likelihood be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Blugrass Energy mailing address is: 730-1015-4th Street SW Calgary, AB T2R 1J4

.

Blugrass Energy currently operates out of Mr. Berscht's offices and currently pays no monthly rent for the use of this office space.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

(a)	Real Estate	None.
(b)	Title to properties.	None.
(c)	Oil and Gas Prospects.	Eddy County New Mexico 2800 acres
(d)	Patents.	None.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock is presently traded on the over-the-counter market on the OTC

Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). The OTCBB symbol for the Common Stock is "BLUG."  Prior to the Company's name change the stock traded under the symbol "CSLA." The following table sets forth the range of high and low bid quotations for the Common Stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods   indicated   below.  The quotations were obtained from information published by the FINRA and reflect interdealer prices,  without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2010	HIGH	LOW

June 30, 2010	$0.12	$0.11.
March 31, 2010	$0.40.	$0.37.
December 31, 2009	$0.30	$0.25
September 30, 2009	$0.45	$0.40

Holders

There are approximately 16 holders of record of Blugrass Energy's common stock as of June 30, 2010.

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

Recent Sales of Unregistered Securities

Blugrass Energy made the following unregistered sales of its securities from

July 1, 2009 through June 30, 2010.

DATE OF SALE CONSIDERATION	TITLE OF SECURITIES CLASS OF PURCHASER	NO. OF SHARES
June 18, 2010	Common	1,000,000
May 17, 2010	Common	1,650,000

Exemption From Registration Claimed

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

Issuer Purchases of Equity Securities

Blugrass Energy did not repurchase any shares of its common stock during the year ended June 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Statements of Operations of Blugrass Energy, Inc.

Year Ended June 30, 2010 and 2009

	June 30, 2010		June 30, 2009
Sales	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil
Net Income	$	Nil	$	Nil
Net Income Per Share, diluted	$	Nil	$	Nil

     Summary of Balance Sheets of Blugrass Energy, Inc as at June 30, 2010 and 2009

	June 30, 2010	June 30, 2009
Working Capital	$(1,183,570)	(647,569)
Total Assets	$14,620	$6,075
Stockholders’ Equity	$(1,183,570	(647,569)

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

PLAN OF OPERATIONS

We had no operations prior to and we had no revenues during the year ended June 30,

2010.  We have minimal capital and minimal cash.  We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. We may, in any particular   case,   decide to participate or decline participation.   If participating,  we may pay our  proportionate  share of costs  to  maintain  our proportionate  interest  through  cash  flow  or debt or  equity  financing.  If participation  is  declined,  we may  elect  to  farm-out,  non-consent,  sell or otherwise  negotiate  a  method  of cost  sharing  in  order  to  maintain  some continuing interest in the prospect.

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

RESULTS OF OPERATIONS

For the Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009

During the year ended June 30, 2010 and 2009, we did not recognize any revenues from our business activities.

During the year ended June 30, 2010, we incurred total operating expenses of

$827,137 compared to $693,670 during the year ended June 30, 2009. The increase of $133,467 was a result of increase in leasing  expenses,  the increase in professional  fees, and the increase in general and administrative expense. The increase in total operating expenses is a result of our efforts during the year end June 30, 2010 to focus on the procurement of and the maintenance of leases agreements.

During the year ended June 30, 2010, we incurred a net loss of $970,601 compared to a net loss of $705,520 during the year ended June 30,  2009.  The increase of

$265,081 is a result of the increase in operational expenses and the $ 60,474 in interest expense and the $ 200,000 impairment to fixed assets.

LIQUIDITY

At June 30, 2010, we had total assets of $14,620, consisting solely of cash. At

June 30, 2010, we had total liabilities of $1,198,190 consisting of $136,959 in accounts payables,  $72,325  in  accrued  interest  payable,  $20,250in notes payable, a $550,000 line of credit and $366,666  in convertible notes payable.

During the year ended June 30, 2010, we used net cash of $827,137 in operational activities.  During the year ended June 30, 2010, we recognized a net loss of

$970,601

During the year ended June 30, 2009, we used net cash of $555,828 in operational activities.  During the year ended June 30, 2009, we incurred net losses of $705,520

During the year ended June 30, 2010 we did not receive or use cash from our investing activities.

During the year ended June 30, 2010, we received $548,040 from our financing activities,  which  included $419,040  under a line of credit as discussed  below.

During the year ended June 30, 2010, entered in an Amended Line of Credit Agreement to provide up to $550,000.  The Line of Credit has an interest rate of 10% per annum and a maturity date of December  21, 2010.  At June 30, 2010, the Company had

received advances of $550,000 under the Line of Credit.  The Company has accrued interest of $35,474 during the year ended June 30,  2010 in  connection  with these funds.  At June 30, 2010, the Company had not made any payments on the Line of

Credit.

We have minimal cash at June 30, 2010 and no other assets, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

Going Concern

The Company's financial statements for the year ended June 30, 2010 have been prepared on a going concern basis,  which contemplates the realization of assets and the settlement  of  liabilities and commitments  in the normal  course of business.  The Company reported a net loss of $970,601 for the year ended June

30, 2010, and an accumulated deficit during the development stage of $1,708,670 as of June 30,2010. At June 30, 2010, the Company had a working capital deficit of

$1,183,570 and the Company had no revenues from its activities during the year ended June 30, 2010.

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

CRITICAL ACCOUNTING POLICIES

Blugrass Energy has identified the policies below as critical to its business operations and the understanding of Blugrass Energy's results from operations. The impact and any associated  risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial  Conditions  and Results of Operations  where such policies  affect Blugrass Energy's  reported  and  expected  financial  results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements for the years ended June 30, 2010 and 2009. Note that Blugrass Energy's preparation of this document requires Blugrass Energy to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of Blugrass’ financial statements,  and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

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

At  June  30,  2010,  property  and  equipment  consisted  primarily  of  office equipment.  Subsequent to the year ended June 30, 2010, the Company  changed is management and the location of its administrative  activities.  As a result, the Company has impaired property and equipment for $ 200,000 the net value of the fixed assets on June 30,  2010.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of June 30, 2010, including:

1.	Reports of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of June 30, 2010
3.	Statements of Operations for the years ended June 30, 2010 and 2009 and for the period from inception on May 19 2006, to June 30, 2010;
4.	Statements of Cash Flows for the years ended June 30, 2010 and 2009 and for the period from inception on May 19 2006 to June 30, 2010;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on May 19 2006 through June 30, 2010; and
6.	Notes to Financial Statements.

Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545                                                                                           2228 South Fraser Street

 Fax (303)369-9384                                                                                                                                  Unit 1

e-mail  larryodonnelcpa@comcast.net                                                                     Aurora, Colorado    80014

www.larryodonnellcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Blugrass Energy, Inc.

Lexington, Kentucky

I have audited the accompanying balance sheets of Blugrass Energy, Inc., as of June 30, 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blugrass Energy, Inc. as of June 30, 2009, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O’Donnell, CPA, P.C.

October 13, 2009

Aurora, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Blugrass Energy, Inc. (a Development Stage Company)

We have audited the accompanying balance sheet of Blugrass Energy, Inc. (the Company) (a Development Stage Company), as of June 30, 2010, and the related statements of operations, stockholders’ equity(deficit), and cash flows for the year ended June 30, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Blugrass Energy, Inc. as of June 30, 2009 and for the year then ended and for the period from the date of inception on May 19, 2006 to June 30, 2009 were audited by other auditors whose report dated October 13, 2009 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blugrass Energy, Inc. (a Development Stage Company) as of June 30, 2010 and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not generated any revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

November 15, 2010

BLUGRASS ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2010	2009
Assets
Current Assets:
Cash	$ 14,620	$ 6,075
Total Current Assets	14,620	6,075

Exploration Property	-	-

Total Assets	$ 14,620	$ 6,075

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$ 136,959	$ 52,918
Accrued interest	124,815	11,850
Notes payable	20,250	41,250

Line of credit	550,000	130,960
Property purchase agreement	-	-
Convertible notes payable	366,666	416,666
Total Current Liabilities	1,198,190	653,644

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares
authorized, 51,616,666 and 50,050,000 shares issued and
outstanding at June 30, 2010 and June 30, 2009 respectively	51,617	50,050
Treasury shares	4,000
Share subscriptions	50,000
Additional paid-in capital	423,483	40,450
Deficit accumulated during the development stage	(1,708,670)	(738,069)
Total Stockholders' Equity	(1,183,570)	(647,569)

Total liabilities and stockholders' equity/Deficit	$ 14,620	$ 6,075

See the notes to these financial statements.

                                         BLUGRASS ENERGY, INC.

                                     (A Development Stage Company)

                                       STATEMENTS OF OPERATIONS

	For the Year Ended		May 19, 2006
	June 30,		(Inception) to
	2010	2009	June 30, 2010

Revenue:	$ -	$ -	$ -

Operational expenses:
Leasing expenses	2,434	451,036	453,470
Depreciation expense	-	-	747
Professional fees	371,499	203,562	586,561
General and administrative expenses	253,204	35,648	309,154
Impairment of Oil And gas Properties	200,00	3,424	203,424
Total operational expenses	827,137	693,670	1,553,356

Other Expense:
		(3,424)	203,424
Interest expense	(143,464)	(11,850)	(155,314)
	(143,464)	(11,850)	(1,553,144)

Net loss	$ (970,601)	$ (705,520)	$ 1,708,670

Per share information

Net loss per common share
Basic	$ (0)
Fully diluted	(0)	-0.01

Weighted average number of common
stock outstanding	48,540,548	50,050,000

* Less than $(0.01) per share.

See the notes to these financial statements.

                                           BLUGRASS ENERGY, INC.

                                       (A Development Stage Company)

                                          STATEMENT OF CASH FLOWS

			May 19, 2006
	For the Year Ended		(Inception) to
	June 30,		June 30,
	2010	2009	2010

Cash Flows from Operating Activities:
Net Loss	$ (970,601)	$ (705,520)	$ (1,708,670)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	747
Common Stock for services	204,000	40,500	252,150
Impairment of oil and gas properties	36,000	3,424	31,000
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in accounts payable	83,641	52,668	136,959
Increase in accrued interest payable	112,465	11,850	124,315
Increase (decrease) in accrued liabilities, related party	-		-
Increase in notes payables for non-cash items	-	41,250	41,250

Net Cash Used by Operating Activities	339,495	(555,828)	(918,828)

Cash Flows from Investing Activities
Purchase of office equipment	-	-	(4,171)
Purchase oil & gas lease	(200,000)	-	(200,000)
Net Cash Used in Investing Activities	(200,000)	-	(204,171)

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes	150,000	416,666	558,616
(Payment) of promissory note	(21,000)	-	(21,000)
Proceeds from line of credit	419,040	130,960	550,000
Proceeds from oil & gas property note	-	-	-
Proceeds from issuance of common stock		-	50,000
Proceeds from share subscriptions		-

Net Cash Provided by Financing Activities	548,040	547,626	1,137,616

Net Increase (decrease) in Cash	8,545	(8,202)	14,620

Cash and Cash Equivalents - Beginning of Period	6,075	14,277	-

Cash and Cash Equivalents - End of Period	$ 14,620	$ 6,075	$ 14,620

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See the notes to these financial statements.

                                           BLUGRASS ENERGY, INC.

                                       (A Development Stage Company)

                                    STATEMENT OF STOCKHOLDER'S DEFICIT

                                    From May 19, 2006 (Inception through June 30, 2010)

						Deficit accum
			Additional			During
	Common Stock		paid-in	Share	Treasury	Development
	Number of shares	Amount	Capital	Subscription	Stock	Stage	Totals

Balance - May 19, 2006	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash $0.005 per share	30,000,000	30,000	20,000	-	-	-	10,000
Net loss	-	-	-	-	-	(551)	(551)
Balance - June 30, 2006	30,000,000	0,000	20,000	-	-	(551)	9,449

Stock issued for cash $0.025 per share	24,000,000	24,000	16,000	-	-	-	40,000
Net loss	-	-	-	-	-	(18,131)	(18,131)
Balance - June 30, 2007	54,000,000	54,000	(4,000)	-	-	(18,682)	31,318

Net loss	-	-	-	-	-	(13,867)	(13,867)
Balance - June 30, 2008	54,000,000	54,000	(4,000)	-	-	(32,549)	17,451

Forward stock split				-	-	-	-
Common stock for director services	50,000	50	40,450	-	-		40,500
Cancelled shares	(4,000,000)	(4,000)	4,000		4,000
Net loss	-	-	-			(705,520)	(705,520)
Balance - June 30, 2009	50,050,000	50,050	40,450	-	4,000	(738,069)	(647,569)

Cancelled shares – December 28, 2009	(3,500,000)	(3,500)	3500		3,500
Cancelled shares – February 4, 2010	500,000)	(500)	500		500
Shares issued to Holders of Promissory
Notes - March 29, 2010	366,666	367	21,633				22,000
Conversion of debentures – May 17, 2010	1,650,000	1,650	148,350				150,000
Shares issued to Holders of Promissory
Notes - May 28, 2010	150,000	150	8,850				9,000
Shares issued for services - June 14, 2010	3,400,000	3,400	200,600				204,000
Conversion of debentures -offered 18 Jun 2010				$ 50,000			50,000
Net loss	-	-	-	-	-	990,601	990,601
Balance – June 30, 2010	51,616,666	$ 51,617	$ 423,883	$ 50,000	$ 8,000	$ 1,708,670	$ 778,032
See the notes to these financial statements.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2010

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

BluGrass Energy, Inc. (the Company) was incorporated under the laws of the State of Nevada on May 19, 2006, as Coastal Media, Inc.  On October 1, 2008, the Company amended its Articles of Incorporation to change its name from Coastal Media Inc. to BluGrass Energy, Inc., to reflect the change in direction of the Company’s business to the Oil and Gas Industry. The Company was originally formed to engage in the business of manufacturing, marketing, distributing and selling its marine DVDs.

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

FOR THE YEAR ENDED JUNE 30, 2010

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principals” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on June 30, 2010, which did not have a material impact on our financial statements.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2010

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 – GOING CONCERN AND MANAGEMENTS’ PLAN

The Company’s financial statements for the Year ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $791,661for the year ended June 30, 2010, and an accumulated deficit during the development stage of $1,708,670 as at June 30, 2010.  At June 30, 2010, the Company had a working capital deficit of $1,183,570 and the Company had no revenues from its activities during the Year ended June 30, 2010.

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

NOTE 3 – OIL AND GAS PROPERTIES

The Company entered into an agreement to purchase several oil and gas properties on October 12, 2009 for $550,000. The Agreement was subsequently amended on March 4, 2010 lowering the purchase price to $200,000 and 200,000 restricted shares of Blugrass’ common stock, with the cost of environmental remediation to be deducted from the purchase price. As of June 30, 2010 the transaction has not closed.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2010

.As of June 30, 2010 the Company has paid $200,000 towards this purchase, but has not issued any common stock. Also, title to these oil and gas properties has not transferred to the Company as of the date of these financial statements, pending remediation work to be done by the seller. We initially capitalized the $200,029 paid but have determined this amount is impaired due to the lack of a reserves analysis or projected positive cash flows.

NOTE 4 - NOTES PAYABLE

During the year ended June 30, 2009, the Company issued, its then Chief Executive Officer and Director, a 4% unsecured promissory note for $21,000 for owed compensation in connection with her services.  The promissory note had a due date of August 31, 2009.  In July 2009, the Company paid the note in full.

NOTE 5.  LINE OF CREDIT

The Company has entered into an Amended Line of Credit Agreement to receive up to $550,000 from a third party.  The Line of Credit has an interest rate of 10% per annum and a maturity date of December 21, 2010.  At June 30, 2010, the Company had received advances of $550,000 under the Line of Credit.  The Company has accrued interest of $35,474 as of June 30, 2010 in connection with these funds.  At June 30, 2010, the Company had not made any payments on the Line of Credit.

NOTE 6.  CONVERTIBLE PROMISSORY NOTES

During the year ended June 30, 2010 and 2009, in exchange for funds of $150,000 and $416,666, the Company executed 6% unsecured convertible commercial promissory notes.  The promissory notes were due on February 27, 2009. The promissory notes are exchangeable for a total of 150,000 and 466,666 shares of the Company’s restricted common stock. On various dates during the years ended 2009 and 2010 the have been at a default interest rate of 18% per annum in addition to the stated interest rate, the company agreed to issue additional common shares to these debtors. The Company   accrued interest in the amount of $76,500 under the terms of the stated interest rate under the notes. In Addition the Company recognized $33,000 as interest expense for the shares issued in conjunction of the notes.

NOTE 7.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 15, 2010, which is the date the financial statements were issued.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

 On February 12, 2009 Larry O’Donnell CPA, P.C. was dismissed as Blugrass Energy Inc. (the “Company”) independent registered public accounting firm.

(ii)  Larry O’Donnell CPA, P.C’s  report on the Company’s financial statements for the fiscal year ended June 30, 2009 contained an opinion on the uncertainty of the Company to continue as a going concern because of the Company’s need to raise additional working capital to service its debt and for its planned activity.

(iii)  The Company’s Board of Directors approved the decision to change its independent registered public accounting firm.

(iv)  During the last fiscal year ended June  30, 2009, and further through the date of dismissal of, there have been no disagreements with Larry O’Donnell CPA, P.C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report on the Company’s financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-K.

(v)  During the last fiscal year ended June  30, 2009, and further through the date of dismissal of Larry O’Donnell CPA, P.C , Larry O’Donnell CPA, P.C did not advise the Company on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

(vi) The Company requested that Larry O’Donnell CPA, P.C furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

(b) Engagement of New Independent Registered Public Accounting Firm

On February 12, 2010 the Company engaged (“MADSEN & ASSOCIATES CPA’S, INC”) as our new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending June 30, 2010. During the most recent fiscal year and the interim periods preceding the engagement, the Company did not consult with  MADSEN & ASSOCIATES CPA’S, INC regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by MADSEN & ASSOCIATES CPA’S, INC concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

(2)  provide reasonable   assurance  that  transactions  are  recorded  a  necessary to permit preparation of financial  statements in accordance with generally accepted accounting  principles,  and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)  provide reasonable  assurance regarding prevention or timely detection of  unauthorized  acquisition,  use or  disposition of our assets that could have a material effect on our financial statements.

Management's assessment of  the  effectiveness of the  registrant's  internal control  over  financial  reporting  is as of the year ended June 30, 2010.  We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations  and any risks or errors in  financial  reporting  under current operations.

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

There was no change in our  internal  control  over  financial  reporting  that occurred  during the fiscal  year  ended June 30,2010,  that has  materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as

Blugrass Energy's directors or executive officers, as of June 30, 2010.

Name	Position	Term

John Kenney Berscht	Chief Executive Officer,	Annual
President and Director
Jeffrey Dunphy	Chief Financial Officer Secretary, Treasurer and Director	Annual
Edward W. Karasek	Director

Grace Sutherin (1)	Former Chief Financial	Annual
Officer and Secretary
Elizabeth Sawyer(2)	Former Chief Financial	Annual
Officer and Secretary

David Krauza (4)	Former Director	Annual

Leslie Schaefer(5)	Former Chief Executive	Annual
Officer and President

(1) Ms. Grace Sutherin resigned as Chief Financial Officer and Secretary April 30,2010

(2)  Ms. Sawyer resigned as the Chief Financial Officer and Secretary on July 16, 2009.

(3)  Mr. Lamkin resigned as a Director on March 13, 2009.

(4)  Mr. Krauza resigned as a Director on July 16, 2009.

(5)  Ms. Schaefer resigned as  President, Chief  Executive  Officer and Director on July      16, 2009.

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

CURRENT OFFICERS AND DIRECTORS

John Kenney Berscht, 72, President and Director

On July 16, 2009, Mr. John Kenney Berscht was appointed  the  President and a Director of the Company.  Mr. Berscht has worked in the investment banking and financing  industry,  specializing in the resource field.  For the last 5 years, Mr. Berscht has worked as a Vice President of International Enerplus, a Canadian income trust,  managing  their offshore  branch in Europe.  He has served as the President of Odyssey Management in the Cayman Islands and is registered as a Mutual Fund administrator in Cayman.. Most recently, he has served till January 2009 as the Interim President and a director for Sterling Mining Company,  a silver mining company.

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

Jeffrey Dunphy

On April 30, 2010 Mr. Jeffrey was appointed as a director and officer of the Company.

For the last 5 years Mr. Dunphy  has worked for Viatao Capital Corp. a

Strategic, Financial Advisory firm providing corporate finance expertise to a variety of corporate clients. Mr. Dunphy Also worked for Salman Partners, Octagon Capital in these firms corporate finance Departments. MR. Dunphy Also lectures to Graduate and Undergraduate student at the University of Calgary and the Haskayne School Of Business

Edward W. Karasek, 62, Director

On July 16, 2009, Mr.Edward W. Karasek was appointed as a director of the

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

Audit Committee

At this time, Blugrass Energy does not have an audit  committee.  The independent directors of the Board of Directors serve as an  informal  audit committee, as required by the Securities Exchange Act of 1934, as amended, which Blugrass Energy refers to as the Securities Exchange Act.

Conflicts of Interest - General.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended June 30, 2010 and 2009.  The table sets forth this information for Blugrass Energy, including salary, bonus, and certain other compensation  to the Board members and named  executive  officers for the past two fiscal years and includes all Board Members and Officers as of June 30, 2010.

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
John Kenney Berscht	Chief Executive Officer, Officer, President, & Director	2010 2009	90,000 nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil
Jeffrey Dunphy	Secretary Treasurer Chief Financial and Director	2010 2009	8,000 nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil

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

(4) Mr. Jeffrey Dunphy was appointed Chief Financial Officer on April 30, 2010

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

Mr. Berscht serves as the Company's Chief Executive Officer without benefit of an employment agreement.

On June 4, 2010 the Company filed an Option plan on Form S-8 registering 9,000,000 common shares for the future issuance and granting of options to employees, consultants and officers and directors. At June 30, 2010 ther were no Stock Awards or the granting of any Stock Options under the plan for officers and directors.

The Company has no pension, health, annuity, bonus, insurance,   profit sharing or similar benefit plans;  however,  the Company may adopt such plans in the future.

.Limitation on Liability and Indemnification

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Blugrass Energy's outstanding common stock by:

     a.    each person who is known by Blugrass Energy to be the beneficial owner of five percent (5%) or more of Blugrass Energy's common stock;

     b.   Blugrass  Energy's  chief  executive  officer,   its  other  executive

          officers,  and each  director  as  identified  in the  "Management  --

          Executive Compensation" section; and

     c.    all of the Company's directors and executive officers as a group.

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

The information below is based on the number of shares of Blugrass Energy's common stock that Blugrass Energy believes was beneficially owned by each person or entity as of June 30, 2010.  At June 30, 2010, the Company had 51,616,666 shares of its common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	John Kenney Berscht, President Chief Executive Officer, & Director	0 Direct	0%
	Jeffrey Dunphy, Chief Financial Officer, Secretary, Treasurer, Director	0 Direct	0%
Common Stock	All Officers and Directors as a Group (2 people)	0 Direct	0%
5% Shareholders	Bluefin Financial Group, HLB Productions, Inc.	10,000,000 10,000,000	19,37% 19.37%
Common Stock	All 5% Shareholders as a Group (2 people)	20,000,000 Direct	31.36%

(1) At June 30, 2010, the Company had 51,616,666 shares of common stock issued and outstanding.

(2) Mr. Berscht was appointed President and Director on July 16, 2009.

(3)  Former Officer and Director Ms. Sawyer resigned as the Chief Financial Officer on July 16, 2009.

(4) Former Officer and Director Ms. Schaefer resigned as President, Chief Executive Officer, Chief Financial Officer and Director on July 16, 2009.

(5) Former Officer and Director Mr. Krauza resigned as a Director on July 16, 2009.

(6) Mr. Edward Karasek was appointed a director of the Company on July 16, 2009.

(7) Mr. Jeffrey Dunphy was appointed to the board of directors on April 30, 2010

(8) This is the ownership of Messrs. Berscht, Dunphy and Karasek, the current officer and directors of the Company.

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

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2010
Plan Category	Number of securities	Weighted-average	Number of securities
	to be issued upon exercise of outstanding options, warrants and rights (a)	exercise price of outstanding options, warrants and rights (b)	remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	9,000,000 S-8 Registration Statement	N/A	N/A
Total	9,000,000	N/A	N/A

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters; and

Any relative or spouse of any of the foregoing persons who has the same house as such person

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL.

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2010 and June 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30,
	2010	2009

Audit Fees	$10,000	$4,600

Audit-related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Total Fees	$10,000	$4,600

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K.Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a) Audited financial statements for years ended June 30, 2010 and 2009

(b) Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws of Blugrass Energy, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act (2)

31.2	Certification of Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act (2)

32.1	Certification of Principal Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act (2)

32.2	Certification of Principal Financial Officer pursuant to
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

 Dated: November 15, 2010

 By:  /s/ John Kenney Berscht

  ---------------------------------------------

  John Kenney Berscht,

 Chief Executive Officer, Chief Accounting

 Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

Dated: November 15, 2010

Blugrass Energy, Inc.

By: /s/ John Kenney Berscht

-----------------------------------------------

John Kenney Berscht, Chief Executive Officer,

and Director

By: /s/ Jeffrey Dunphy

-----------------------------------------------

 Jeffrey Dunphy, Chief Financial Officer,

Chief Accounting Officer Secretary, Treasurer and Director

 By: /s/ Edward Karasek

 ------------------------------------------------

  Edward Karasek, Director