Form 10-Q
period 2010-09-30
Blugrass Energy, Inc.
filed 2010-12-23
CIK 1365748

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 000-54035

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

Yes  [ ]

No  [ x ]

There were 56,816,666 shares of Common Stock outstanding as of November 23, 2010,.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

(Unaudited)

Page

Balance Sheets – September 30, 2010 and June 30, 2010 (Audited)

   F-1

Statements of Operations  -

Three months ended September 30, 2010 and 2009 and

From May 19, 2006 (Inception) to September 30, 2010

    F-2

Statements of Cash Flows –

Three months ended September 30, 2010 and 2009 and

From May 19, 2006 (Inception) to September 30, 2010

               F-3

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

-Not Applicable

Item 3.  Defaults Upon Senior Securities – Not Applicable

                            5

Item 4.  Submission of Matters to a Vote of Security Holders – Not Applicable

    5

Item 5.  Other Information

                5

Item 6.  Exhibits

    5

SIGNATURES

    6

Item 1.  Financial Statements

BLUGRASS ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$ 12,771	$ 14,620
Total Current Assets	12,771	14,620

Total Assets	$ 12,771	$ 14,620

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 135,750	$ 136,959
Accrued interest	145,275	124,315
Notes payable	20,250	20,250
Line of credit	550,000	550,000
Convertible notes payable	443,606	366,666
Total Current Liabilities	1,294,881	1,198,190

Stockholders' Equity
Common stock, $0.001 par value; 75,000,000 shares authorized,
56,916,666 and 51,616,666 shares issued and outstanding
at September 30, 2010 and June 30, 2010 respectively	56,917	51,617
Share subscriptions	-	50,000
Additional paid-in capital	594,583	423,483
Deficit accumulated during the development stage	(1,933,610)	(1,708,670)
Total Stockholders' Equity	(1,282,110)	(1,183,570)

Total liabilities and stockholders' equity	$ 12,771	$ 14,620

See the notes to these financial statements.

BLUGRASS ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS THREE MONTHSENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	For the three months Ended		May 19, 2006
	September 30,		(Inception) to
	2010	2009	September 30, 2010

Revenue:	$ -	$ -	$ -

Operational expenses:
Leasing expenses	-	-	453,470
Depreciation expense	-	-	747
Professional fees	1,979	37,665	588,540
General and administrative expenses	202,001	5,609	511,155
Impairment of oil & gas properties	-	-	203,424

Total operational expenses	203,980	43,274	1,757,336

Other Expense:
Interest expense	(20,960)	(4,790)	(176,274)
	(20,960)	(4,790)	(176,274)

Net loss	$ (224,940)	$ (48,064)	$ (1,933,610)

Per share information

Net loss per common share
Basic	*	$ *
Fully diluted	*	*

Weighted average number of common
stock outstanding	55,006,883	50,050,000

* Less than $(0.01) per share.

See the notes to these financial statements.

BLUGRASS ENERGY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

For the three months Ended	May 19, 2006
September 30,	(Inception) to
2010	2009	September 30, 2010
Cash Flows from Operating Activities:
Net Loss	$ (224,940)	$ (48,064)	$ (1,933,610)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	747
Common Stock for services	126,400	-	378,550
Common Stock for interest	-	31,000
Impairment of fixed assets	-	-	203,424
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in accounts payable	(1,209)	1,416	135,750
Increase in accrued interest payable	20,960	4,790	145,275
Increase (decrease) in accrued liabilities, related party	-	15,000	-
Increase in notes payables for non-cash items	-	-	41,250

Net Cash Used by Operating Activities	(78,789)	(26,858)	(997,614)
Cash Flows from Investing Activities
Purchase of office equipment	-	-	(4,171)
Purchase oil & gas lease	-	-	(200,000)
Net Cash Used in Investing Activities	-	-	(204,171)
Cash Flows from Financing Activities:
Proceeds from convertible promissory notes	76,940	-	635,556
(Payment) of promissory note	-	(21,000)	(21,000)
Proceeds from line of credit	68,732	550,000
Proceeds from oil & gas property note	-	-	-
Proceeds from issuance of common stock	-	-	50,000
Proceeds from share subscriptions	-	-	-

Net Cash Provided by Financing Activities	76,940	47,732	1,214,556

Net Increase (decrease) in Cash	(1,849)	20,874	12,771

Cash and Cash Equivalents - Beginning of Period	14,620	6,074	-

Cash and Cash Equivalents - End of Period	$ 12,771	$ 26,948	$ 12,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Non-cash financing activities:
Conversion of promissory notes by issuance of
common stock or share subscriptions	$ 50,000	-	250,000
Cancellation of common shares	$ -	-	(8,000)

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented.  The financial statements and notes do not contain certain information included in the Company’s financial statements for the year ended June 30, 2010.  It is the Company’s opinion that when the interim financial statements are read in conjunction with the June 30, 2010 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year or any future period.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principals” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2010, which did not have a material impact on our financial statements.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

The Company does not expect the adoption of any recent accounting standards to have a significant impact on its financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLAN

The Company’s financial statements for the three months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $$224,940 for the three months ended September 30, 2010, and an accumulated deficit during the development stage of

$1,933,610as at September 30, 2010.  At September 30, 2010, the Company had a working capital deficit of $1,281,110and the Company had no revenues from its activities during the three months ended September 30, 2010.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2011 fiscal year, the Company intends to continue its efforts to acquire, either by lease, farmout, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties. The Company intends to continue to raise funds to support the efforts through the sale of its equity securities.

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

NOTE 3 – OIL AND GAS PROPERTIES

The Company entered into an agreement to purchase several oil and gas properties on October 12, 2009 for $550,000. The Agreement was subsequently amended on March 4, 2010 lowering the purchase price to $200,000 As of September 30, 2010 the transaction has not closed.

NOTE 4 - NOTES PAYABLE

During the year ended June 30, 2009, the Company issued, its then Chief Executive Officer and Director, a 4% unsecured promissory note for $21,000 for owed compensation in connection with her services.  The promissory note had a due date of August 31, 2009.  In July 2009, the Company paid the note in full.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 5.  LINE OF CREDIT

The Company has entered into an Amended Line of Credit Agreement to receive up to $550,000 from a third party.  The Line of Credit has an interest rate of 10% per annum and a maturity date of December 21, 2010.  At June 30, 2010, the Company had received advances of $550,000 under the Line of Credit.  The Company has accrued interest of $49,337 as of September 30, 2010 in connection with these funds.  At September 30, 2010, the Company had not made any payments on the Line of Credit.

NOTE 6.  CONVERTIBLE PROMISSORY NOTES

During the year ended June 30, 2010 and 2009, in exchange for funds of $150,000 and $416,666, the Company executed 6% unsecured convertible commercial promissory notes.  The promissory notes were due on February 27, 2009. The promissory notes are exchangeable for a total of 150,000 and 466,666 shares of the Company’s restricted common stock. On various dates during the years ended 2009 and 2010 the have been at a default interest rate of 18% per annum in addition to the stated interest rate, the company agreed to issue additional common shares to these debtors. The Company has  accrued interest in the amount of $95,938 under the terms of the stated interest rate under the notes. In addition the Company recognized $33,000 as interest expense for the shares issued in conjunction of the notes.

NOTE 7.  STOCKHOLDERS’ EQUITY (DEFICIT)

During the three months ended September 30, 2010, the Company issued 4,200,000 restricted common shares of The Company to it’s Officers and Directors for services rendered to the Company valued at $ 126,400 in the aggregate under a registration statement on Form S-8

NOTE 8.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 22, 2010, which is the date the financial statements were issued.

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

The Agreement was subsequently amended on March 4, 2010 lowering the purchase price to $200,000.. As of September 30, 2010 the transaction has not closed.

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

Results of Operations

For the Three months Ended September 30, 2010 compared to the Three months Ended September 30, 2009

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $203,980and $43,274for the Three month periods ended September 30, 2010 and 2009, respectively.  The increase in operation expenses is the result of the issuance of common stock to directors and officers during the cuurent quarter compared to the same quarter in the prior year.

During the three months ended September 30, 2010, we recognized a net loss of $224,940compared to a net loss of $48,064for the three months ended September 30, 2009.  The decrease was a result of the increase in expenses as indicated above

Liquidity and Capital Resources

At September 30, 2010, we had total assets of $12,771consisting cash.  At September 30, 2010, we had total current liabilities of $,$1,294,881 consisting of accounts payable of $135,570, accrued interest of $145,275, $550,000in a line of credit, $20,250 in notes payable and $433,606in convertible promissory notes.

During the three months ended September 30, 2010, we used cash of $78,789in operations.  During the three months ended September 30, 2009, we used $26,858in operations.

During the three months ended September 30, 2010 and 2009, we did not have any cash flows from investment activities.

During the three months ended September 30, 2010, we received $76,940from our financing activities.  During the three months ended September 30, 2009, we received $47,732from our financing activities

During the year ended June 30, 2010, entered in to an amended Line of Credit Agreement to provide up to $550,000.  The Line of Credit has an interest rate of 10% per annum and a maturity date of December 21, 2011.  At September 30, 2010, the Company had received advances of $550,000 under the Line of Credit.  The Company has accrued interest of $13,863, during the three months ended in September 30, 2010 in connection with these funds.  At September 30, 2010, the Company had not made any payments on the Line of Credit.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the three months ended September 30, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

December 23, 2010

BluGrass Energy, Inc. (Registrant)

By:

/s/ John Kenney Berscht

______________________________

John Kenney Berscht,

Chief Executive Officer

and Principal Accounting Officer