Form 10-Q
period 2010-10-31
Blugrass Energy, Inc.
filed 2011-02-14
CIK 1365748

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes  [ ]

No  [ x ]

There were 75,000,034 shares of Common Stock outstanding as of February 14, 2010,.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

(Unaudited)

Page

Balance Sheets – December 31, 2010 and June 30, 2010 (Audited)

Statements of Operations  -

Three months ended December 31, 2010 and 2009 and

From May 19, 2006 (Inception) to December 31, 2010

Statements of Cash Flows –

Three months ended December 31, 2010 and 2009 and

From May 19, 2006 (Inception) to December 31, 2010

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

-Not Applicable

Item 3.  Defaults Upon Senior Securities – Not Applicable

                            5

Item 4.  Submission of Matters to a Vote of Security Holders – Not Applicable

    5

Item 5.  Other Information

                5

Item 6.  Exhibits

    5

SIGNATURES

    6

Item 1.  Financial Statements

BLUGRASS ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash	$ 68	$ 14,620
Total Current Assets	68	14,620

Total Assets	$ 68	$ 14,620

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$ 160,801	$ 136,959
Accrued interest	103,034	124,315
Notes payable	-	20,250
Line of credit	-	550,000
Convertible notes payable	443,606	366,666
Total Current Liabilities	707,441	1,198,190

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized,
69,563,386 and 51,616,666 shares issued and outstanding
at December 31, 2010 and June 30, 2009 respectively	69,564	51,617
Share subscriptions	-	50,000
Additional paid-in capital	1,214,272	423,483
Deficit accumulated during the development stage	(1,991,209)	(1,708,670)
Total Stockholders' Equity	(707,373)	(1,183,570)

Total Liabilities and Stockholders' Equity (Deficit)	$ 68	$ 14,620

See the notes to these financial statements.

F-1

BLUGRASS ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS SIX MONTHSENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	For the three months Ended		For the six months Ended		May 19, 2006
	December 31,		December 31,		(Inception) to
	2010	2009	2010	2009	December 31, 2010

Revenue:	$ -	$ -	$ -	$ -	$ -

Operational expenses:
Leasing expenses	950	-	950		454,420
Depreciation expense	-	-	-	-	747
Professional fees	25,298	23,483	27,276	61,149	613,837
General and administrative expenses	11,506	59,250	213,508	64,859	522,662
Impairment of oil & gas properties	-	-	-	-	203,424

Total operating expenses	37,754	82,733	241,734	126,008	1,795,090

Other Expense:
Interest expense	(19,846)	(11,531)	(40,805)	(16,320)	(196,119)
	(19,846)	(11,531)	(40,805)	(16,320)	(196,119)

Net loss	$ (57,600)	$ (94,264)	$ (282,539)	$ (142,328)	$ (1,991,209)

Per share information

Net loss per common share
Basic	*	$ *	*	$ *
Fully diluted	*	*	*	*

Weighted average number of common
stock outstanding	56,916,666	50,050,000	55,961,775	50,050,000

* Less than $(0.01) per share.

See the notes to these financial statements.

F-2

BLUGRASS ENERGY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months Ended		May 19, 2006
	December 31,		(Inception) to
	2010	2009	December 31, 2010
Cash Flows from Operating Activities:
Net Loss	$ (282,539)	$ (142,328)	$ (1,991,209)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	747
Common Stock issued for services	126,400	-	378,550
Common Stock issued for interest			31,000
Impairment of fixed assets			3,424
Impairment of oil and gas properties			200,000
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in accounts payable	23,842	1,416	160,801
Increase in accrued interest payable	40,805	16,321	165,120
Increase (decrease) in notes payable	-	-	41,250

Net Cash Used by Operating Activities	(91,492)	(124,591)	(1,010,317)

Cash Flows from Investing Activities
Purchase of office equipment	-	-	(4,171)
Purchase oil & gas lease	-	(200,000)	(200,000)
Net Cash Used in Investing Activities	-	(200,000)	(204,171)

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes	76,940	-	635,556
(Payment) of promissory note	-	(21,000)	(21,000)
Proceeds from line of credit	-	248,000	550,000
Proceeds from oil & gas property note	-	100,000	-
Proceeds from issuance of common stock	-	-	50,000

Net Cash Provided by Financing Activities	76,940	327,000	1,214,556

Net Increase (decrease) in Cash	(14,552)	2,409	68

Cash and Cash Equivalents - Beginning of Period	14,620	6,074	-

Cash and Cash Equivalents - End of Period	$ 68	$ 8,483	$ 68
$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$ -	$	$ -
Cash paid for income taxes	$ -	$ -	$ -

Non-cash financing activities:
Conversion of promissory notes by issuance of
common stock or share subscriptions	$ -	-	250,000
Cancellation of common shares	$ -	-	(8,000)
Conversion of notes payable by issuance of
common stock or share subscriptions	$ 20,250	-	20,250
Conversion of line of credit by issuance of
common stock or share subscriptions	$ 550,000	-	550,000
Conversion of accrued interest on line of credit by
issuance of common stock or share subscriptions	$ 62,086	-	62,086

See the notes to these financial statements.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

DECEMBER 31, 2010

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principals” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on December 31, 2010, which did not have a material impact on our financial statements.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

The Company does not expect the adoption of any recent accounting standards to have a significant impact on its financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLAN

The Company’s financial statements for the three months ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $57,600 for the three months ended December 31, 2010, and an accumulated deficit during the development stage of $1,991,209 as at December 31, 2010.  At December 31, 2010, the Company had a working capital deficit of $707,373 and the Company had no revenues from its activities during the three months ended December 31, 2010.

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

NOTE 3 – OIL AND GAS PROPERTIES

The Company entered into an agreement to purchase several oil and gas properties on October 12, 2009 for $550,000. The Agreement was subsequently amended on March 4, 2010 lowering the purchase price to $200,000 As of December 31, 2010 the transaction has not closed.

NOTE 4 - NOTES PAYABLE

During the year ended June 30, 2009, the Company issued, its then Chief Executive Officer and Director, a 4% unsecured promissory note for $21,000 for owed compensation in connection with her services.  The promissory note had a due date of August 31, 2009.  In July 2009, the Company paid the note in full.

BLUGRASS ENERGY, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 5.  LINE OF CREDIT

The Company has entered into an Amended Line of Credit Agreement to receive up to $550,000 from a third party.  The Line of Credit has an interest rate of 10% per annum and a maturity date of December 21, 2010.  At June 30, 2010, the Company had received advances of $550,000 under the Line of Credit.  The Company has accrued interest of $62,086 as of December 28, 2010 in connection with advances under this line of credit. On December 28, 2010 the Line of Credit and accrued interest was converted into 11,000,000 shares of common stock at $0.05 per share for the payment of the principal balance of $550,000 and 1,241,720 shares of common stock at $0.05 per share for the payment of the accrued interest amount of $ 62,086.

NOTE 6.  CONVERTIBLE PROMISSORY NOTES

During the year ended June 30, 2010 and 2009, in exchange for funds of $150,000 and $416,666, the Company executed 6% unsecured convertible commercial promissory notes.  The promissory notes were due on February 27, 2009. The promissory notes are exchangeable for a total of 150,000 and 466,666 shares of the Company’s restricted common stock. On various dates during the years ended 2009 and 2010 the notes bear a default interest rate of 18% per annum  In addition to the stated interest rate, the company agreed to issue additional common shares to these debtors. The Company has $accrued interest in the amount of $ 103,034 under the terms of the interest rates under the notes.

NOTE 7.  STOCKHOLDERS’ EQUITY (DEFICIT)

During the Six months ended September 30, 2010, the Company issued 4,200,000 restricted common shares of The Company to it’s Officers and Directors for services rendered to the Company valued at $ 126,400 in the aggregate under a registration statement on Form S-8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Agreement was subsequently amended on March 4, 2010 lowering the purchase price to $200,000.. As of December 31, 2010 the transaction has not closed.

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

Results of Operations

For the Three months Ended December 31, 2010 compared to the Three months Ended December 31, 2009

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $37,754 and $82,733 for the Three month periods ended December 31, 2010 and 2009, respectively.  The decrease in operation expenses is the result of the issuance of common stock to directors and officers during the current quarter compared to the same quarter in the prior year.

During the three months ended December 31, 2010, we recognized a net loss of $57,600 compared to a net loss of $94,264 for the three months ended December 31, 2009.  The increase was a result of the increase in expenses as indicated above

Liquidity and Capital Resources

At December 31, 2010, we had total assets of $ 68 consisting cash.  At December 31, 2010, we had total current liabilities of $707,441 consisting of accounts payable of $160,801, accrued interest of $103,034 $20,250 in notes payable and $443,306 in convertible promissory notes.

During the three months ended December 31, 2010, we used cash of $282,539 in operations.  During the six months ended December 31, 2009, we used $142,328 in operations.  During the six months ended December 31, 2010 and 2009, we did not have any cash flows from investment activities.

During the six months ended December 31, 2010, we received $76,940 from our financing activities.  During the six months ended December 31, 2009, we received $327,000from our financing activities

The Company has entered into an Amended Line of Credit Agreement to receive up to $550,000 from a third party.  The Line of Credit has an interest rate of 10% per annum and a maturity date of December 21, 2010.  At June 30, 2010, the Company had received advances of $550,000 under the Line of Credit.  The Company has accrued interest of $62,086 as of December 31, 2010 in connection with these funds.

On October 28, 2010 and December 28, 2010 the Line of Credit and accrued interest was converted into 10,000,000 shares of common stock at $0.05 per share and 1, 241,720 shares of common stock at $0.05 per share.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the three months ended December 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

February 14, 2011

BluGrass Energy, Inc. (Registrant)

By:

/s/ John Kenney Berscht

______________________________

John Kenney Berscht,

Chief Executive Officer

and Principal Accounting Officer