Form 10-KT
period 2010-12-31
Blugrass Energy, Inc.
filed 2011-05-16
CIK 1365748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-KT

[_]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Or

[X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

 For the transition period from June 30, 2010 to December 31, 2010

Commission file number: 000-54035

BLUGRASS ENERGY INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4952339
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

13465 Midway Road, Suite 322, LB 10, Dallas, TX 75244
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (972) 404-9995

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [_]       No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such  shorter  period that the  registrant  was required  to file such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.
Yes  [X]       No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of  registrant's  knowledge,  in definitive proxy or information statements  incorporated  by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [_]       No  [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2010:  $1,471,760.

As of December 31, 2010, the registrant had 69,058,666 shares of common stock issued and outstanding.

BLUGRASS ENERGY INC.

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Form 10-KT may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-KT that address activities, events or developments that we expect or anticipate will occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-KT are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Form 10-KT. All forward-looking statements speak only as of the date of this Form 10-KT. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

References in this Transition Report on Form 10-KT to “we,” “us,” “Blugrass  ” or “the Company” refer to Blugrass  Energy Inc., a Nevada corporation.

ITEM 1.  DESCRIPTION OF BUSINESS

General

Blugrass Energy Inc. ("Blugrass") is a publicly held corporation quoted on the OTC under the symbol BLUG.PK. The Company was incorporated under the laws of the State of Nevada on May 19, 2006 as Coastal Media, Inc.  On September 11, 2008, the Company amended its Articles of Incorporation to change its name to Blugrass Energy Inc.

Business Strategy

The following business strategy is the strategy that is planned by the new management team put into place on February 23, 2011.

Our goal is to build shareholder value through consistent growth in reserves and production on a cost-efficient basis.  We will prove up our reserves by performing the newer technology 3D seismic surveys, complete detailed seismic analysis, drill the acreage, produce, and sell our oil and natural gas production.  Our strategy requires us to make significant investments in human resources, acreage, seismic data and technology.

Strategic initiatives for the Company are defined and driven by a carefully selected management team and business partners that have long, proven records of successes in their specialized disciplines.  The section on Employees and Item 10 – Directors, Executive Officers, and Corporate Governance, includes additional information on the talents of the key professionals and entities that play major roles in the Company’s business decisions.  We are of the belief that the extensive experience and past successes of the professionals on our team are the best indicators of future success.  This strategy requires the following principal elements.

•
Commitment to Advanced Seismic Technology.  The Company committed to a 3D seismic data acquisition program, plus advanced processing of the 3D seismic data, as 3D is the most sophisticated technology available for analyzing the formations, faults, integrating land culture, etc.  The distinct advantage of 3D seismic surveys over 2D surveys is that 3D provides a continuity of subsurface rocks and fluids (including hydrocarbons), the ability to extract new information from data, and a common focus for integration of reservoir data from all sources. This technology -- both the 3D data and the processing of that data -- significantly reduces risk in the drilling program.  This heavy front-end commitment provides current state-of-the-art technology that, in turn, contributes significantly to lowering project risk and identifying potential targets with a much higher degree of accuracy.

•
Results of the 3D Analysis.  The Company’s 3D analysis was performed by our outsourced Geoscientist and trusted member of our advisory team, whose experience spans more than 35 years. He has a high level of expertise with the geology of the Permian and Val Verde Basins, where the Company holds mineral rights leases, and his expertise extends to the Strawn and Ellenburger Formations which are located beneath the Company’s leased acreage.  The results of his analysis were used to generate structural maps and seismic attributes for the Strawn and Ellenburger reservoirs, and comparable structural maps for the shallower Canyon Sands formation also located beneath the Company’s leased acreage. Premised upon the 3D seismic interpretations, the Company believes that there is significant natural gas in its current acreage position.

•	Acreage Acquisition. Blugrass holds a lease covering 4,808 acres in Crockett County, located in West Texas, for the purpose of drilling and developing.

•
Drilling Targets and HBP Acreage.  Drilling targets are carefully evaluated by the Blugrass management and advisory team.  A number of considerations are factored into each decision and incorporated into the overall drilling plan. These include the seismic results and analysis of possible well locations, the potential reserves at a specific target, the ease or difficulty of building on specific terrain and the associated cost of the location construction (incorporated into the total drilling expenditures), the overall risk associated with a specific target based on geology and depth of the well, and other known factors that may impact success in the immediate geographic area.  Since successful commercial wells hold production acreage, known as HBP (Held by Production) acreage for long-term production for working and royalty interest owners, the overall drilling plan includes the careful selection of drilling locations to maximize HBP acreage within the contracted lease terms.  The drilling plan also incorporates the state’s spacing and other requirements while trying to maximize the desired HBP acreage.

The principal target formations in the Permian and Val Verde Basins are the Strawn formation at approximately 12,500 feet total depth, and the Ellenburger formation at approximately 14,000 feet total depth.  These formations are known to contain natural gas in relatively large quantities, based on previous wells drilled either in adjacent properties or in close proximity to the Company’s acreage position.

Premised upon the 3D seismic interpretations, the Company has also identified numerous drilling targets in the Canyon Sands formation at a shallower depth of approximately 6,500 feet.  Regionally, the Company’s land position is on trend with numerous giant, multipay gas fields which include the Gomez Field, the Brown Bassett, the JM Field, and others.

•
Advanced Drilling Technology.  Blugrass has selected air drilling technology that uses an air hammer for drilling. This technology has the advantage of being more economical, as well as time-effective. Air hammers drill straight holes because their drilling power comes from high frequency percussion rather than from high rotation and pulldown, and because the air hammer piston impacts directly on the bit rather than through a drill string, which can bend over long hole depths. This technology minimizes hole deviations and doglegs, and the speed of the process, coupled with open hole completions, results in significant savings in total drilling costs.

•
Continuous Monitoring, Cost Controls, and Auditing.  Since control activities are a vital part of making business processes work effectively, Blugrass uses the extensive internal audit and contract compliance experience of its CFO in reviewing bid processes, contract compliance with operators, contractors, and vendors including expenditure and revenue audits and reviewing gas measurement controls and contract terms that eventually determine the gas volumes that go into gas settlement statements.

Industry Operating Environment

The oil and gas industry is affected by many factors that we generally cannot control.  Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability.  For several years preceding the 2008 worldwide economic decline, the oil and gas industry had been characterized by volatile but upward trending oil, NGL, and gas natural gas commodity prices.  However, since mid-year 2008, we have experienced declines in commodity prices, especially with regard to gas prices.  Natural gas prices are generally determined by North American supply and demand and are also affected by imports of liquefied natural gas.  In addition, weather has a significant impact on demand for natural gas since natural gas is a primary heating source.

Plans for 2011

During calendar 2011, Blugrass plans to drill an Ellenburger formation natural gas well and a Strawn formation natural gas well, each on the Company’s Childress Soto acreage in Crockett County, Texas. Also during 2011, and in concert with Petro Grande, LLC, an affiliate of the Company, we plan to drill a Strawn formation well on acreage held by Petro Grande, LLC. All of the Company’s acreage, and all of Petro Grande, LLC’s acreage, has complete 3D seismic surveys, with processing of the resultant seismic data, all of which reduces some of the risk in locating targeted formations. The 3D seismic has been analyzed and evaluated using inversion, relief, and instantaneous frequency interpretations.

In addition to its drilling plans, Blugrass is reviewing favorable producing oil and gas acquisitions.

Headquarters

As of February 23, 2011, Blugrass leases approximately 1370 square feet in an office building at 13465 Midway Road, Suite 322, LB 10, Dallas, Texas  75244 that serves as corporate headquarters.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any document we file with the SEC at http://www.sec.gov. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

Competition

There is substantial competition in developing and acquiring oil and gas properties, securing and retaining personnel, conducting drilling and field operations and marketing production. Competitors in exploration, development, acquisitions and production include the major oil companies as well as numerous independent oil and gas companies, individual proprietors and others. Although our sizable acreage position and core area concentration provide some competitive advantages, many competitors have financial and other resources substantially exceeding ours. Therefore, competitors may be able to pay more for desirable leases and evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources allow. Our ability to grow depends on our ability to attract and retain quality personnel and identify and acquire suitable producing properties and prospects for future drilling. See “Item 1A. Risk Factors.”

Marketing and Customers

Once we have production, we will market our natural gas and oil from the properties we operate for both our interest and that of the other working interest owners and royalty owners.  We plan to sell our natural gas pursuant to a variety of contractual arrangements, generally month-to-month and in longer term contracts that appear appropriate.  Sales will be based on the New York Mercantile Exchange (“NYMEX”) pricing, published regional index pricing or percentage of proceeds sales based on local indices.  Our natural gas will be sold to utilities, marketing companies and industrial users.  Proximity to local markets, availability of competitive fuels and overall supply and demand are factors affecting the prices for which our production will be sold.  Market volatility due to international political developments, overall energy supply and demand, fluctuating weather conditions, economic growth rates and other factors in the United States and wordwide have had, and will continue to have a significant effect on energy prices.

We will incur gathering and transaction expenses to move our natural gas from the wellhead to purchaser specified delivery points.  These expenses vary base on volume, distance shipped and the fees charged by third-party transporters.  Transportation capacity on these gathering systems and pipelines is occasionally constrained.  For additional information, see “Risk Factors – Our business depends on oil and gas transportation facilities, many of which are owned by others,” in Item 1A of this report.

Regulation

Regulation of Gas and Oil Production

Oil and natural gas operations such as ours are subject to various types of legislation, regulation and other legal requirements enacted by governmental authorities. This legislation and regulation affecting the oil and natural gas industry is under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability.

We own oil and gas leasehold interests in West Texas. The State of Texas regulates the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields and the spacing and operation of wells. In addition, regulations governing conservation matters aimed at preventing the waste of oil and natural gas resources could affect the rate of production and may include maximum daily production allowable for wells on a market demand or conservation basis.

Environmental Regulation

Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, or EPA, issue regulations which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, and impose substantial liabilities for pollution resulting from operations or relate to owned or operated facilities. The strict liability nature of such laws and regulations could impose liability upon us regardless of fault. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements.

Waste Handling

The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent requirements of non-hazardous waste provisions. However, there can be no assurance that the EPA or the state or local governments will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.”
Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. We believe that we are in substantial compliance with applicable requirements related to waste handling, and that we hold all necessary and up-to-date permits, registrations and other authorizations to the extent that our operations require them under such laws and regulations. Although we do not believe that the current costs of managing our wastes as they are presently classified to be significant, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or the “Superfund” law, generally imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substance. Under CERCLA and comparable state statutes, such persons may be subject to strict joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. In the course of our operations, we anticipate the use of materials that, if released, would be subject to CERCLA and comparable state statutes. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

Water Discharges

The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated hereunder impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other gas and oil wastes, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. We believe that we have obtained or applied for and are in substantial compliance with all permits required under the Clean Water Act. Sanctions for failure to comply with Clean Water Act requirements include administrative, civil and criminal penalties, as well as injunctive obligations.

Air Emissions

The federal Clean Air Act, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. Some of our new facilities will be required to obtain permits before work can begin, permits may be required for our facilities’ operations, and existing facilities may be required to incur capital costs to remain in compliance. These laws and regulations may increase the costs of compliance for some facilities and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.  Air emissions may also soon be affected by rapidly emerging regulation of “green house gases,” such as carbon dioxide and methane, which are emitted in the course of oil and natural gas exploration and production.

Intellectual Property and Other Proprietary Rights

We believe that our success depends in part on our ability to protect our proprietary rights. We rely on a combination of trade secret laws and confidentiality agreements and processes to protect our proprietary rights.

We generally require our employees, customers, and potential distribution participants to enter into confidentiality and non-disclosure agreements, often with non-circumvention provisions, before we disclose any confidential aspect of our technology, services, or business. In addition, our employees are required to assign to us any proprietary information, inventions, or other technology created during the term of their employment with us. However, these precautions may not be sufficient to protect us from misappropriation or infringement of our intellectual property.

Employees

As of December 31, 2010, there were no full-time employees of the Company.  As of February 23, 2011, the Company had two full-time employees.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The following summarizes some, but not all, of the risks and uncertainties which may adversely affect our business, financial condition or results of operations. Our business could also be impacted by additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. Any of these risks could harm our business. The trading price of our common stock could decline significantly due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this transition report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Business

Volatility of oil and gas prices significantly affects our cash flow and capital resources and could hamper our ability to produce oil and gas economically

Oil and gas prices are volatile, and a decline in prices adversely affects our profitability and financial condition. The oil and gas industry is typically cyclical, and prices for oil and gas have been volatile. Historically, the industry has experienced downturns characterized by oversupply and/or weak demand. Long-term supply and demand for oil and gas is uncertain and subject to a myriad of factors such as:

•	the domestic and foreign supply of oil and gas;

·	the price and availability of alternative fuels;

•	weather conditions;

•	the level of prices, and expectations about future prices, of oil and natural gas;

•	the level of consumer demand;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the price of foreign imports;

•	worldwide economic conditions;

•	the availability, proximity and capacity of transportation facilities and processing facilities;

•	the effect of worldwide energy conservation efforts;

•	risks associated with operating drilling rigs;

•	technical advances affecting energy consumption;

•	political conditions in oil and gas producing regions; and

•	domestic and foreign governmental regulations and taxes.

If oil and gas prices decrease or drilling efforts are unsuccessful, we may be required to record write downs of oil and gas properties

Write-downs may occur when oil and gas prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in our drilling results or mechanical problems with wells where the cost to redrill or repair is not supported by the economics.

Accounting rules require that the carrying value of oil and gas properties be periodically reviewed for possible impairment. Impairment is recognized when the book value of a proven property is greater than the expected undiscounted future net cash flows from that property, and impairment is recognized on acreage when conditions indicate the carrying value is not recoverable. We may be required to write down the carrying value of a property based on oil and gas prices at the time of the impairment review, or as a result of continuing evaluation of drilling results, production data, economics and other factors. While an impairment charge reflects our long-term ability to recover an investment, it does not impact cash or cash flow from operating activities, but it does reduce our reported earnings and increases our leverage ratios.

Development and exploratory drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered.  There can be no assurance that any unproved property acquired by us or undeveloped acreage leased by us will be profitably developed, that new wells drilled by us in prospects that we pursue will be productive, or that we will recover all or any portion of our investment in such unproved property or wells.

Our future success depends on our ability to find and produce reserves

Because the rate of production from oil and gas properties generally declines as reserves are depleted, our future success depends upon our ability to economically find or acquire and produce oil and gas reserves. Except to the extent that we acquire additional properties containing proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline as reserves are produced. Future oil and gas production, therefore, is highly dependent upon our level of success in acquiring or finding additional reserves that are economically recoverable. We cannot assure you that we will be able to find or acquire and develop additional reserves at an acceptable cost.

We have a minimal operating history, so investors have no way to gauge our long-term performance

We were formed in May 2006, and only recently adopted a business plan in the energy industry.  As evidenced by the financial reports, we have had no revenue. We must be regarded as a new or development-stage venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

Our indebtedness could limit our ability to successfully operate our business

We are leveraged and our exploration and development program will require substantial capital resources depending on the level of drilling and the expected cost of services. Our existing plans will also require ongoing capital expenditures. In addition, if we decide to pursue additional acquisitions, our capital expenditures will increase, both to complete such acquisitions and to explore and develop any newly acquired properties.
The degree to which we are leveraged could have other important consequences, including the following:

•	we may be more highly leveraged than some of our competitors, which could place us at a competitive disadvantage;

•	our degree of leverage may make us more vulnerable to a downturn in our business or the general economy;

•	our debt level could limit our flexibility to grow the business and in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	we may have difficulties borrowing money in the future.

Despite our current levels of indebtedness, we still may be able to incur substantially more debt. This could further increase the risks described above. In addition to those risks above, we may not be able to obtain funding on acceptable terms because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly.

Our business is subject to operating hazards that could result in substantial losses or liabilities that may not be fully covered under our insurance policies

Oil and gas operations are subject to many risks, including well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic natural gas and other environmental hazards and risks. If any of these hazards occur, we could sustain substantial losses as a result of:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	clean-up responsibilities;

•	regulatory investigations and penalties; or

•	suspension of operations.

We maintain insurance against some, but not all, of these potential risks and losses. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented.   We do not maintain any business interruption insurance. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs that is not fully covered by insurance, it could have a material adverse affect on our financial condition and results of operations.

Information concerning reserves and future net cash flow estimates is uncertain

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and their values, including many factors beyond our control. Estimates of proved reserves are by their nature uncertain.  Actual production, revenues and costs to develop will likely vary from estimates and these variances could be material.

Reserve estimation is a subjective process that involves estimating volumes to be recovered from underground accumulations of oil and gas that cannot be directly measured. As a result, different petroleum engineers, each using industry-accepted geologic and engineering practices and scientific methods, may calculate different estimates of reserves and future net cash flows based on the same available data. Because of the subjective nature of oil and gas reserve estimates, each of the following items may differ materially from the amounts or other factors estimated:

•	the amount and timing of oil and gas production;

•	the revenues and costs associated with that production; and

•	the amount and timing of future development expenditures.

For discounted future net cash flows, proved reserves included should not be considered as the market value of the reserves attributable to our properties.  As required by generally accepted accounting principles, the estimated discounted future net revenues from proved reserves are based on a twelve month average price (beginning of month) while cost estimates are as of the end of the year. Actual future prices and costs may be materially higher or lower. In addition, the 10 percent discount factor that is required to be used to calculate discounted future net revenues for reporting purposes under generally accepted accounting principles is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and gas industry in general.

We are subject to financing and interest rate exposure risks

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital and increases in interest rates. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. Recent and continuing disruptions and volatility in the global finance markets may lead to a contraction in credit availability, impacting our ability to finance our operations. We require continued access to capital, and accordingly, a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues will likely continue to make it difficult to obtain financing. In addition, as a result of concerns about the stability of financial markets generally, the cost of accessing the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and limited the amount of funding available to borrowers.

As a result, we may be unable to obtain adequate funding, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our results of operations.

Many of our current and potential competitors have greater resources than we have and we may not be able to successfully compete in acquiring, exploring and developing new properties

We face competition in every aspect of our business, including, but not limited to, acquiring reserves and leases, obtaining goods, services and employees needed to operate and manage our business and marketing oil and gas. Competitors include multinational oil companies, independent production companies and individual producers and operators. Many of our competitors have greater financial and other resources than we do. As a result, these competitors may be able to address these competitive factors more effectively than we can or weather industry downturns more easily than we can.

Shortage of rigs, equipment, supplies or personnel may restrict our operations

The oil and natural gas industry is cyclical, which can result in a shortage of drilling rigs, equipment, supplies and personnel. As a result, the costs and delivery times of rigs, equipment and supplies increase and demand for, and wage rates of qualified drilling rig crews also rise with increases in the number of active rigs in service. In accordance with customary industry practice, we rely on independent third party service providers to provide most of the services necessary to drill new wells. Shortages of drilling rigs, equipment, supplies, personnel, trucking services, tubulars, hydraulic fracturing and completion services and production equipment could delay or restrict our exploration and development operations, which in turn could impair our financial condition and results of operations.

The oil and gas industry is subject to extensive regulation

The oil and gas industry is subject to various types of regulations in the United States by local, state and federal agencies. Legislation affecting the industry is under constant review for amendment or expansion, frequently increasing our regulatory burden. Numerous departments and agencies, both state and federal, are authorized by statute to issue rules and regulations binding on participants in the oil and gas industry. Compliance with such rules and regulations often increases our cost of doing business, delays our operations and, in turn, decreases our profitability.

Our operations are subject to numerous and increasingly strict federal, state and local laws, regulations and enforcement policies relating to the environment. We may incur significant costs and liabilities in complying with existing or future environmental laws, regulations and enforcement policies and may incur costs arising out of property damage or injuries to employees and other persons. These costs may result from our current and former operations and even may be caused by previous owners of property we own or lease. Any past, present or future failure by us to completely comply with environmental laws, regulations and enforcement policies could cause us to incur substantial fines, sanctions or liabilities from cleanup costs or other damages. Those costs or damages could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses.

Climate change is receiving increasing attention from scientists and legislators alike. The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

There are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phase of discussion or implementation. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

•	result in increased costs associated with our operations;

•	increase other costs to our business

•	affect the demand for natural gas, and

•	impact the prices we charge our customers

Any adoption of new laws or regulations by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry and the U.S. economy. We cannot predict the potential impact of such laws or regulations on our future consolidated financial condition, results of operations or cash flows.

Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation

Among the changes contained in President Obama’s budget proposal for fiscal year 2011, is the elimination of certain U.S. federal income tax provisions currently available to oil and gas exploration and production companies. Proposed changes include (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.

The passage of any legislation as a result of the budget proposal or any other similar change in U.S. federal income tax law could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operation.

Acquisitions are subject to the risks and uncertainties of evaluating reserves and potential liabilities and may be disruptive and difficult to integrate into our business

We could be subject to significant liabilities related to acquisitions. It generally is not feasible to review in detail every individual property included in an acquisition. Ordinarily, a review is focused on higher valued properties. However, even a detailed review of all properties and records may not reveal existing or potential problems in all of the properties, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities.

In addition, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to successfully complete any acquisition is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are unable to obtain financing on terms acceptable to us or regulatory approvals.

Acquisitions often pose integration risks and difficulties. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Acquisitions could result in our incurring additional debt, contingent liabilities, expenses and diversion of resources, all of which could have a material adverse effect on our financial condition and operating results.

Our success depends on key members of our management and our ability to attract and retain experienced technical and other professional personnel

Our success is highly dependent on our management and outsourced personnel. The loss of one or more of these individuals could have a material adverse effect on our business. Furthermore, competition for experienced technical and other professional personnel can be intense. If we cannot retain our business partner personnel or attract additional outsourced experienced personnel, our ability to compete could be adversely affected. Also, the loss of experienced personnel could lead to a loss of technical expertise.

Drilling is a high-risk activity

The cost of drilling, completing, and operating a well is often uncertain, and many factors can adversely affect the economics of a well. Our efforts will be uneconomical if we drill dry holes or wells that are productive but do not produce enough oil and gas to be commercially viable after drilling, operating and other costs. Furthermore, our drilling and producing operations may be curtailed, delayed, or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of drilling rigs, equipment, labor, or other services

•	unexpected operational events and drilling conditions

•	reductions in oil and gas prices

•	limitations in the market for oil and gas

•	adverse weather conditions;

•	facility or equipment malfunctions;

•	equipment failures or accidents;

•	title problems;

•	pipe or cement failures;

•	casing collapses;

•	compliance with environmental and other governmental requirements;

•	environmental hazards, such as natural gas leaks, oil spills, pipelines ruptures, and discharges of toxic gases;

•	lost or damaged oilfield drilling and service tools;

•	pressure or irregularities in formations;

•	fires;

•	natural disasters;

•	surface craterings and explosions; and

•	uncontrollable flows of oil, natural gas or well fluid

If any of these factors were to occur with respect to a particular well, we could lose all or a part of our investment in the well, or we could fail to realize the expected benefits from the well, either of which could materially and adversely affect our revenue and profitability.

New technologies may cause our current exploration and drilling methods to become obsolete

The oil and gas industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies. As competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, our competitors have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. One or more of the technologies that we currently use or that we may implement in the future may become obsolete. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. If we are unable to maintain technological advancements consistent with industry standards, our operations and financial condition may be adversely affected.

Legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays

Federal, State, and Local regulatory bodies are currently considering legislation to strengthen legislation to regulate safe drinking water to eliminate an existing exemption for hydraulic fracturing activities. Hydraulic fracturing involves the injection of water, sand and additives under pressure into rock formation to stimulate natural gas production. The use of hydraulic fracturing is necessary to produce commercial quantities of natural gas and oil from many reservoirs.  If adopted, this legislation could establish an additional level of regulation and permitting at the federal level. This additional regulation and permitting could lead to operational delays or increased operating costs and could result in additional burdens that could increase our costs of compliance and doing business as well as delay the development of gas resources which are not commercial without the use of hydraulic fracturing.

Our business depends on oil and gas transportation facilities, most of which are owned by others

The marketability of our oil and gas production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties. The lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and gas. If any of these third party pipelines and other facilities become partially or fully unavailable to transport our product, or if the natural gas quality specifications for a natural gas pipeline or facility changes so as to restrict our ability to transport natural gas on those pipelines or facilities, our revenues could be adversely affected.

The disruption of third-party facilities due to maintenance and/or weather could negatively impact our ability to market and deliver our products. We have no control over when or if such facilities are restored or what prices will be charged. A shut-in of production could materially affect us due to a lack of cash flow.

Any failure to meet our debt obligations could harm our business, financial condition and results of operations

If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or restructure our debt. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and impair our liquidity.

We exist in a litigious environment

Any constituent could bring suit regarding our existing or planned operations or allege a violation of an existing contract. Any such action could delay when planned operations can actually commence or could cause a halt to existing production until such alleged violations are resolved by the courts. Not only could we incur significant legal and support expenses in defending our rights, but halting existing production or delaying planned operations could impact our future operations and financial condition. Such legal disputes could also distract management and other personnel from their primary responsibilities.

Interruptions to our business could adversely affect our operations

As with any company, our operations are at risk of being interrupted by earthquake, fire, flood, and other natural and human-caused disasters, including disease and terrorist attacks. Our operations are also at risk of power loss, telecommunications failure, and other infrastructure and technology based problems.

A terrorist attack or armed conflict could harm our business

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Conflicts of Interest

The management teams for Blugrass and Petro Grande, LLC are the same.  Consequently, it is possible that a conflict of interest could arise between these two companies, for resources, as well as management time and attention.

Risks Related to Our Common Stock

Common stockholders will be diluted if additional shares are issued

If we issue additional shares of our common stock in the future, it may have a dilutive effect on our current outstanding stockholders.

The regulation of penny stocks by the SEC and FINRA may discourage the tradability of our securities

We are a "penny stock" company,  and are subject to an SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of our stockholders sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the SEC has adopted a number of rules to regulate "penny stocks." Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because these rules impose additional regulatory burdens on penny stock transactions.

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

We do not currently pay dividends on our common stock and do not anticipate doing so in the future

We have paid no cash dividends on our common stock, and we may not pay cash dividends on our common stock in the future. We intend to retain any earnings to fund our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid

The price of our common stock fluctuates significantly, which may result in losses for investors. We expect our stock to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	changes in oil and gas prices;

•	variations in drilling, recompletions, acquisitions and operating results;

•	changes in governmental regulation;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of comparable companies;

•	additions or departures of key personnel;

•	future sales of our stock;

•	statement changes in opinions, ratings, or earnings estimates made;

•	disparity between our reported results and any projections;

•	technological innovations by us or our competitors;

•	ability to maintain profitable relationships with our customers;

•	ability to report financial information in a timely manner; or

•	the markets in which our stock is traded

We may fail to meet expectations of our stockholders or of securities analysts at some time in the future and our stock price could decline as a result.

The issuance of options or other derivative securities to acquire our common stock could result in dilution to other holders of our common stock.

Sales of additional shares of our common stock could have a negative effect on the market price of our common stock.

Sales of substantial amounts of our common stock in the public market could adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities. Most shares of common stock currently outstanding are eligible for sale in the public market, subject in certain cases to compliance with the requirements of Rule 144 under the securities laws. We also have the authority to issue additional shares of common stock. The issuance of such shares could dilute the voting power of the currently outstanding shares of our common stock and could dilute earnings per share.

Our common stock could be delisted, and, as a result, become more volatile and less liquid.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Acreage

On October 12, 2009, Blugrass entered into an agreement with Robinhood, LLC (the “Robinhood Agreement”) to purchase oil and gas lease rights, title and interests on properties located in and around the Cave Pool Unit (Marks and Garner Productions) in Eddy County, New Mexico (the “Eddy County Properties”).  Pursuant to the Robinhood Agreement, the Company purchased Robinhood, LLC’s 100% working interest in the Eddy County Properties, which consists of approximately 2,800 acres, as well as all existing equipment used to produce and sell crude oil and natural gas on the Eddy County Properties.  The initial purchase price under the Robinhood Agreement was $550,000, payable in installments between October 2009 and February 2010.  The Company made the first installment payment of $100,000 in October 2009, in conjunction with its execution of the Robinhood Agreement.  As a consequence of that first installment payment, the Company recorded its $550,000 investment in the Eddy County Properties as Exploration Property and simultaneously recognized the remaining obligation of $450,000 to Robinhood, LLC.

On October 12, 2009, Blugrass also entered into an agreement with Doral West Corp., a subsidiary of Doral Energy Corp. (“Doral”), to sell Doral 40% of Blugrass’ newly-acquired  interest in the Eddy County Properties for $10, plus other consideration (the “Doral Agreement”).   Under the Doral Agreement, the Company assigned Operatorship (as defined) for the Eddy County Properties to Doral.  The Doral Agreement also provided for establishment of a joint operating agreement, under which Doral would exempt Blugrass from paying monthly producing well overhead charges that would normally be payable.  Pursuant to the Doral Agreement, the Company was responsible for the first $200,000 of costs incurred in the initial start-up well repair jobs, well workovers, and facilities repairs on the Eddy County Properties.  In connection with this payment obligation, the Company deposited $100,000 with Doral in June 2010, and this amount was initially capitalized to Exploration Property on the Company’s balance sheet. After executing the Robinhood Agreement and the Doral Agreement, the Company and Doral commenced their initial activities on the Eddy County Properties, and upon further investigation, estimated that the costs associated with well repairs, workover of existing wells and necessary remediation on the Eddy County Properties would exceed $700,000, which was in excess of the amounts represented by Robinhood, LLC.  As a result, the Company engaged in discussions with Robinhood, LLC to adjust the purchase price under the Robinhood Agreement.  On March 4, 2010, the Robinhood Agreement was amended to adjust the $550,000 purchase price to $400,000 in cash plus 200,000 restricted shares of the Company’s common stock.  Thereafter, Doral continued its Operatorship activities and determined that the costs associated with repairing the existing wells and the necessary remediation on the Eddy County Properties would exceed $1,000,000.  The Company once again contacted Robinhood, LLC and discussed the need to adjust the purchase price, and the Robinhood Agreement was further amended on August 6, 2010 to provide for a purchase price of $100,000, which was the amount that had been paid by the Company to Robinhood, LLC as the first installment payment.

On August 6, 2010, the Company’s purchase of several oil and gas properties under the Robinhood Agreement closed.  The Robinhood Agreement was amended and the final closing purchase price was for $100,000, the amount of which had already been paid in connection with the execution of the Robinhood Agreement in October, 2009.  As of June 30, 2010, the Company realized an impairment for the $200,000 that had already been paid for these oil and gas properties due to the substantial doubt associated with realizing any future benefit from these oil and gas properties.

On January 24, 2011, the Company sold its interest in the Eddy County Properties to Quad Energy, Inc.  The purchase price consideration was 5,000,000 shares of common stock at $0.10 a share.

Pursuant to a Purchase and Sale Agreement dated February 22, 2011 (the “Purchase Agreement”), by and between Petro Grande, LLC and the Company, the Company acquired an oil and gas lease covering 4,807 acres located in the Permian Basin in Crockett County, Texas.  Acquisition of the lease, representing an 87.5% working interest, includes full access to complete three-dimensional (3D) seismic imaging of the lands under lease.  Acquisition of the lease also includes an option to participate as a working interest partner in drilling programs sponsored on an additional 9,850 acres.  Located in close proximity to the Company’s lease, this acreage has also benefited from complete 3D seismic imaging underwritten by Petro Grande, LLC, which holds the additional acreage.  Closing of the transaction contemplated by the Purchase Agreement was completed as of February 23, 2011. The purchase price consideration received included a $3.5 million note payable to Petro Grande, LLC and 261,471,681 shares of the Company’s restricted common stock priced at $0.02 per share.

Title to Properties

We believe that we have satisfactory title to all of our properties in accordance with generally accepted industry standards. As is customary in the industry, in the case of undeveloped properties, often minimal investigation of record title is made at the time of lease acquisition. Investigations are made before the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties. Individual properties may be subject to burdens that we believe do not materially interfere with the use or affect the value of the properties. Burdens on properties may include:

•	customary royalty interests;
•	liens incident to operating agreements and for current taxes;
•	obligations or duties under applicable laws;
•	development obligations under oil and gas leases; or
•	net profit interests.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. [Reserved]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). The OTCBB symbol for the Company’s common stock is BLUG.PK. The following table sets forth the range of high and low bid quotations for the Company’s common stock of each full quarterly period during the two most recent fiscal years and any subsequent interim period for which financial statements are included. The quotations were obtained from information published by FINRA and reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	HIGH	LOW
December 31, 2010	$0.07	$0.02
September 30, 2010	$0.12	$0.05
June 30, 2010	$0.45	$0.11
March 31, 2010	$0.53	$0.15
December 31, 2009	$0.23	$0.03
September 30, 2009	$0.45	$0.04
June 30, 2009	$0.93	$0.86
March 31, 2009	$0.74	$0.74

Holders

On December 31, 2010, there were over 5,000 holders of record of our common stock.

Dividend Policy

Holders of the Company’s common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors.  The Company has not declared or paid any dividends on the Company’s common stock and it does not plan on declaring any dividends in the near future.  The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

Blugrass made the following unregistered sales of its securities from July 1, 2010 through December 31, 2010:

DATE OF SALE	TITLE OF SECURITIES CLASS	NO. OF SHARES	CONSIDERATION
July 7, 2010	Common Stock	1,000,000	$50,000
August 9, 2010	Common Stock	4,200,000	$294,000
December 14, 2010	Common Stock	12,242,000	$612,086

Exemption from Registration Claimed

All of the unregistered sales by Blugrass Energy of its securities were made in reliance upon Section 4(2) of the Securities Act of 1933.  The purchasers were existing shareholders, officers, and directors, known to the Company and its management, through pre-existing business relationships, as long standing business associates.  Each purchaser was provided access to all material information which it requested, and all information necessary to verify such information and was afforded access to Company management in connection with the purchases.  Each purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates representing such securities contained restrictive legends, prohibiting further transfer of the certificates representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the six months ended December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Statements of Operations of Blugrass Energy, Inc.

Six Months Ended December 31, 2010

Sales	$	Nil
Gross Profit	$	Nil
Net Income (Loss)		$(625,344)
Net Income (Loss) Per Share, diluted	$	Nil

    Summary of Balance Sheet of Blugrass Energy Inc. as at December 31, 2010

Working Capital	$(661,401)
Total Assets	$-
Stockholders’ Equity (Deficit)	$(661,401)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this report, as well as our other filings with the SEC. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and the cautionary note regarding “Forward-Looking Statements” appearing elsewhere in this Form 10-KT.

Overview of our Business

We are an independent oil and natural gas exploration and production company with undeveloped acreage in West Texas.  We had no revenues during the period July 1, 2010 and December 31, 2010.  We have minimal capital and minimal cash.  We are illiquid and need cash infusions from investors or shareholders or loans from any sources to provide capital.

During calendar 2011, Blugrass plans to drill a Strawn formation well and an Ellenburger formation well on its Childress Soto acreage in Crockett County, Texas.  All of the Company’s acreage has complete 3D seismic surveys, with processing of the resultant seismic data, all of which reduces some of the risk in locating targeted formations. The 3D seismic has been analyzed and evaluated using inversion, relief, and instantaneous frequency interpretations.  In additional, Blugrass intends to looks at its energy program this year and identify possible acquisition oil plays with existing production to diversify its exploration and production program and lower risk. Acquisition opportunities would most likely be shallow to medium depth oil properties.

We use the successful efforts method of accounting for our oil and gas activities.  As of February 23, 2011, our corporate headquarters is located in Dallas, Texas.

For a more detailed discussion on risks related to our business and industry, see Item 1A, Risk Factors.

Results of Operations

For the 10-KT period July 1, 2010 through December 31, 2010, we did not recognize any revenues from our business activities.  For the period July 1, 2010 through December 31, 2010, we incurred operating expenses of $449,656.  For the period July 1, 2010 through December 31, 2010, we incurred a net loss of $625,344.

General and Administrative

G&A expenses include employee-related costs, professional service fees, allocations of overhead expenses, litigation costs and corporate administrative costs, including finance and human resources. Total G&A expenses were approximately $409,880 for the six months ended December 31, 2010, compared with approximately $254,201 and $35,648 for the fiscal years ended June 30, 2010 and 2009, respectively.

Liquidity

At December 31, 2010, there were no assets.  At December 31, 2010, we had total liabilities of $661,401 including $176,127 in accounts payables.

As of December 31, 2010, there were no cash and cash equivalents compared to $14,665 and $6,075 as of June 30, 2010 and June 30, 2009, respectively. We didn’t have any marketable securities as of December 31, 2010. Our working capital was $(661,401), $(1,056,541) and $(608,072) as of December 31, 2010, June 30, 2010 and June 30, 2009, respectively.

Capital Resources

We have only common stock as our capital resource.  We have no material commitments for capital expenditures within the next year; however, if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Going Concern

The Company's financial statements for the six months ended December 31, 2010, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $625,344 for the six months ended December 31, 2011, and an accumulated deficit during the development stage of $2,588,524 as of December 31, 2010. At December 31, 2010, the Company had a working capital deficit of $661,401 and the Company had no revenues from its activities during the six months ended December 31, 2010.

The Company’s financial statements as of December 31, 2010, have been prepared on the assumption that the Company will continue as a going concern.  Our independent accountants have issued a report stating that our lack of revenue, significant losses accumulated during the development stage, and our net capital deficiency raise substantial doubt as to our ability to continue as a going concern.  There can be no assurance that we will be able to continue as a going concern.

The Company's ability to continue as a going concern may be dependent on the success of management's plan discussed below.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 Critical Accounting Policies

We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Accounting Estimates

Some accounting policies involve judgments and uncertainties to such an extent there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain accounting estimates are considered to be critical if (a) the nature of the estimates and assumptions is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to changes; and (b) the impact of the estimates and assumptions on financial condition or operating performance is material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

Oil and Gas Properties and Method of Accounting

We follow the successful efforts method of accounting for oil and gas producing activities. Unsuccessful exploration drilling costs are expensed and can have a significant effect on reported operating results. Successful exploration drilling costs and all development costs are capitalized and systematically charged to expense using the units of production method based on proved developed oil and gas reserves as estimated by our engineers and reviewed by independent engineers. Costs incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) there is sufficient progress being made in assessing the reserves and the economic and operating viability of the project. Proven property leasehold costs are amortized to expense using the units of production method based on total proved reserves. Properties are assessed for impairment as circumstances warrant and impairments to value are charged to expense. The successful efforts method inherently relies upon the estimation of proved reserves, which includes proved developed and proved undeveloped volumes.

Proved reserves are defined by the SEC as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, including the rule revisions designed to modernize the oil and gas company reserves reporting requirements, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated periodically and consider recent production levels and other technical information. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price and cost changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities.  It is difficult to predict what reserve revisions may be required in future periods.

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the capitalized costs. While total depletion expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing when depletion expense is recognized. Downward revisions of proved reserves result in an acceleration of depletion expense, while upward revisions tend to lower the rate of depletion expense recognition   Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities. Changes in the estimated reserves are considered a change in estimate for accounting purposes and are reflected on a prospective basis.

Revenue Recognition

Oil, gas and natural gas liquids revenues are recognized when the products are sold and delivery to the purchaser has occurred. We use the sales method to account for gas imbalances, recognizing revenue based on gas delivered rather than our working interest share of gas produced. We recognize the cost of revenues, such as transportation and compression expense, as a reduction of revenue. There were no revenues for the six months ended December 31, 2010.

Earnings (loss) Per Share

Earnings (loss) per share require dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, such as property and equipment and definite-lived intangibles subject to amortization, annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates.  If circumstances change, such estimates could also change. Assets held for sale are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

Income Taxes

We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation, and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this Form 10-KT beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management is required to maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.
On February 23, 2011, the Company acquired a significant oil and gas lease covering acreage located in Crockett County, Texas.  At closing, the Company issued shares of its common stock to Petro Grande, LLC, which comprised approximately 77% of the Company’s outstanding shares, plus a promissory note in the amount of $3.5 million.  On the closing date of this transaction (the “PG Transaction”), a change in control of the Company took place and senior management and directors resigned, with Petro Grande, LLC’s management assuming control of the Company.

As a result of the PG Transaction, the Company’s incoming management had to rely on any documentation and other support received from Company’s management in place as of December 31, 2010 to evaluate the effectiveness of the Company's disclosure controls and  procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2010 (the "Evaluation Date").  In connection with the management transition resulting from the PG Transaction, the Company’s incoming management was not provided any documentation or support relating to the Company’s disclosure controls and procedures.  Therefore, the Company’s incoming management has determined that the Company’s disclosure controls and procedures on the Evaluation Date were ineffective in ensuring that material information relating to the Company would be made known to the Company’s incoming management by individuals comprising Company management in place as of December 31, 2010, particularly during the period in which this annual report on Form 10-KT was being prepared, and that  information required to be disclosed in our SEC reports is recorded,  processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting should be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, and as a result in the recent change in management resulting from the PG Transaction, management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

For 2011, the Company’s management will ensure that internal controls over financial reporting are designed such that requirements under the COSO framework, which summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring will be met.  Using the COSO framework, a Sarbanes-Oxley Act of 2002 (“SOX Act”) Section 404 evaluation will be performed to evaluate the disclosure controls and procedures over financial reporting and the results of the assessment will be used as the basis for reporting on the effectiveness of the internal controls and the required certifications pursuit to sections 302 and 906 of the SOX Act.

This annual report on Form 10-KT does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-KT.

Changes in Internal Control over Financial Reporting

Except as disclosed, there was no change in our internal control over financial reporting that occurred during the six months ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM  10. Directors, Executive Officers and Corporate Governance

The following table set forth certain information regarding our directors and executive officers, effective February 23, 2011.

	Age	Tenure	Position

Abram Janz	59	2011	Director, President & CEO
Laurence K. Maguire	67	2011	Director, Executive Vice President & CFO

Abram Janz was first elected director in 2011.  Mr Janz is President and CEO of Blugrass Energy Inc. Mr. Janz has been an Independent Consultant and Partner in numerous projects since 1985, mainly in the natural resource industry.  He is also President & CEO of Petro Grande, LLC, a privately owned company, and President and CEO of PG Operating, LLC, the operating company for Blugrass and Petro Grande.  He has acquired an in-depth knowledge of how small businesses develop and grow, as well as how the financing of small businesses is achieved.  This expertise has been developed through hands on involvement in a range of complex projects in international markets.  Mr. Janz has raising equity capital,  structured and developed natural resource exploration projects, engaged professional advisors and industry experts, and negotiated/contracted for seismic and processing services.  Mr. Janz has been actively involved in creating oil and gas and other resources opportunities with investors, including securing leases and working with operators to complete seismic, exploration and pipelines.  He has initiated projects in the US, Canada, and South America.

Laurence K Maguire was first elected director in 2011.  Mr. Maguire is Executive Vice President & CFO of Blugrass Energy Inc., and has approximately 30 years of oil and gas experience.  He is also the Senior Vice President & CFO of Petro Grande, LLC, a privately held company and Senior Vice President & CFO of PG Operating, LLC, the operating company for Blugrass and Petro Grande.  He was employed with Delhi Gas Pipeline Corp, Texas Oil and Gas Corp, and Getty Oil Company.  His work experience includes positions of CFO, VP of Finance & Administration, VP Land Administration, Assistant Controller, Director of Financial Services, and Director of Internal Audit.  He has performed many contract compliance audits of contractors and vendors in the oil and gas industry as well as revenue audits including reviews of the gas measurement controls at the wellhead and gas settlement meters.  Mr. Maguire has a B.S. in Industrial Engineering and Management and an MBA from Oklahoma State University and has certifications as a Certified Public Accountant, Certified Internal Auditor, and Certification in Control Self-Assessment.

Committees of the Board of Directors

Blugrass Energy does not have a separate executive committee.  The Board as a whole functions as the Executive Committee for Blugrass.

Audit Committee and Financial Expert

The Company does not have a separate audit committee.   Although Mr. Maguire (a member of the Board) has the qualifications of an “audit committee financial expert” as defined in Item 407(d)(5), Mr. Maguire would not be deemed independent since he is an employee of the Company.  At this point, we do intend to add independent directors to our Board of Directors, and to establish a separate audit committee whose members are independent directors.

Compensation Committee

As all our executive officers are currently at-will employees, we do not have a separate compensation committee. At this point, we do not intend to establish a separate compensation committee as this function will be performed by our full Board of Directors.

Nominating Committee

We do not currently have a separate nominating committee as this function is performed by our full Board of Directors.

Shareholder Communication

We communicate regularly with shareholders through press releases, as well as annual, quarterly, and current (Form 8-K) reports.  Our Chief Executive Officer addresses investor concerns on an on-going basis.  Interested parties, including shareholders and other security holders, may communicate directly with our Board of Directors or with individual directors by writing to our Chief Executive Officer at the Company’s executive offices.

Code of Conduct

We have adopted a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions (as well as directors and all other employees).  Company employees annually sign an acknowledgement to confirm that they have read and understand the Code of Conduct.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during 2010.

Corporate Governance

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Involvement in Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company:

(1) any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 11.  Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the six months ended December 31, 2010 and for the fiscal years ended June 30, 2010 and 2009, to our highest paid executive officers and employees, who were employed by us during the six months ended December 31, 2010.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal periods.

SUMMARY COMPENSATION TABLE

The below table shows compensation of the named officers for the six months ended December 31, 2010 and for the fiscal years ended June 30, 2010 and 2009:

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compen- sation
		($)	($)	($)	($)	(#)	($)	($)

John Kenney Berscht (1) President and Chief Executive Officer	2010 (last 6 months)	-	-	-	$245,000	-	-	-
	2010	$90,000	-	-	-	-	-	-
	2009		-	-	-	-	-	-
			-	-		-	-	-
Jeffrey Dunphy (2) Chief Financial Officer, Secretary & Treasurer	2010 (last 6 months)	-	-	-	$35,000	-	-	-
	2010	$8,000	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-

(1) Mr. Berscht was elected President and Director on July 16, 2009.

(2) Mr. Jeffrey Dunphy was elected Chief Financial Officer on April 30, 2010.

Outstanding Equity Awards

The below table shows information of outstanding equity awards of the named officers at December 31, 2010:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) non-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Kenney Berscht President and Chief Executive Officer	-	-	-	-	-	-	-	-	-
Jeffrey Dunphy Chief Financial Officer, Secretary & Treasurer	-	-	-	-	-	-	-	-	-

Compensation of Directors

For the six months ended December 31, 2010 and for the fiscal years ended June 30, 2010 and 2009, the Company’s directors received no compensation for their services as directors. The Company has not established any standard arrangements pursuant to which directors have been compensated for their services, although all directors are reimbursed for out-of-pocket expenses, including those incurred in connection with attendance at Board of Directors meetings.  The Company may establish a compensation plan for its directors in the future.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment agreements or other contracts or arrangements with officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of service in respect of such directors, officers or consultants. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of December 31, 2010 of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by:

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (3)
John Kenney Berscht (2)	2,500,000	3.6%
Jeffrey Dunphy (2)	500,000	*
Edward Karasek (2)	200,000	*
Directors and executive officers as a group (three persons)	3,200,000	4.5%
Bluefin Financial Group [address]	10,000,000	14.4%
HLB Productions, Inc. [address]	10,000,000	14.4%

(1)  We understand that each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.

(2) The address for each such beneficial owner is 730-1015-4th Street SW Calgary, AB T2R 1J4.

(3)  Asterisk indicates that the percentage is less than one percent.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

For the period from June 30, 2010 to December 31, 2010, none of the following persons has had any direct or indirect material interest in any transaction to which the Company was or is a party, or in any proposed transaction to which the Company proposes to be a party:

•	any director or officer of the Company;
•	any proposed director of officer of the Company;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s common stock; or
•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

Director Independence

The Company’s common stock is quoted through the OTC Bulletin Board System.  For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules.  At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees.  The Company’s Board of Directors has determined that, of the Company’s present directors, none is an “independent director,” as defined under NASDAQ’s Marketplace Rules, for purposes of qualifying as independent members of the board and an Audit, Compensation and Nominating Committee of the board, since they serve as executive officers of the Company.

Since February 23, 2011, the Company has not changed the structure of its Board of Directors and currently, Mr. Abram Janz serve as both director, and as Chief Executive Officer.  It is anticipated that independent directors will be added to the Board, however, the Company’s Board of Directors has not set a timetable for such action.

ITEM 14. Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed six month ended transition period ended December 31, 2010 and fiscal years ended June 30, 2010 and June 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	6 Months-Ended December 31,	Year Ended June 30,
	2010	2010	2009

Audit Fees	$12,500	$20,000	$4,600

Audit-related Fees	$-0-	$-0-	$-0-

Tax Fees	$-0-	$-0-	$-0-

All Other Fees	$-0-	$-0-	$-0-

Total Fees	$12,500	$20,000	$4,600

PART IV

ITEM 15. Financial Statements and Supplementary Data
Financial Statements

Report of Independent Registered Public Accounting Firm – Whitley Penn, LLP
Report of Independent Registered Public Accounting Firm – Madsen & Associates CPA’s, Inc.
Balance Sheets as of December 31, 2010, June 30, 2010, and June 30, 2009
Statements of Operations for six month period ended December 31, 2010, fiscal years ended June 30, 2010 and 2009
Statements of Shareholders’ Equity for six month period ended December 31, 2010, fiscal years ended June 30, 2010 and 2009
Statements of Cash Flows for six months ended December 31, 2010, fiscal years ended June 30, 2010 and 2009
Notes to Financial Statements

EXHIBIT INDEX

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K

Exhibit
Number

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Certificate of Amendment to Articles of Incorporation

Exhibit 3.3	Certificate of Change

Exhibit 3.4	Bylaws

Exhibit 31.1	Certification of Chief Executive and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2011

Blugrass Energy Inc. (Registrant)
/s/ Abram Janz	/s/ Laurence K. Maguire
Abram Janz	Laurence K. Maguire
Chief Executive Officer	Executive Vice President
and President	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Blugrass Energy, Inc.

We have audited the accompanying balance sheets of Blugrass Energy, Inc. (the “Company”), as of December 31, 2010 and June 30, 2009, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the six month period ended December 31, 2010 and for the year ended June 30, 2009.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2010 and June 30, 2009, and the results of its operations and its cash flows for the six month period ended December 31, 2010 and for the year ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, as of December 31, 2010, the Company has an accumulated deficit of $2,588,524 and negative working capital of $661,401, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9 to the financial statements, certain errors occurred resulting in the misstatement of reported financial statements by Blugrass Energy, Inc. for the year ended June 30, 2009 previously reported on by other accountants.  Accordingly, the 2009 financial statements have been restated and adjustments have been made to correct the errors.

/s/ Whitley Penn LLP

Dallas, Texas
May 16, 2011

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

As discussed in note 9 to the financial statements, the Company has restated its financial statements to correct accounting errors in the financial statements for the year ended June 30, 2010 and 2009.

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
November 15, 2010, except note 9 to the financial statements which is dated May 16, 2011

BLUGRASS ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2010	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash	$-	$14,665	$6,075
Total current assets	-	14,665	6,075

Total assets	$-	$14,665	$6,075

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$176,127	$137,696	$52,918
Notes payable	20,250	20,250	41,250
Line of credit	-	550,000	130,960
Convertible notes payable, net	379,416	297,916	366,666
Accrued interest	85,608	65,344	22,353
Total Current Liabilities	661,401	1,071,206	614,147

Shareholders' deficit:
Common stock par value $.001, 75,000,000 shares authorized,
69,058,666, 51,616,666 and 50,050,000 shares issued and
outstanding, respectively	69,059	51,617	50,050
Additional paid-in-capital	1,858,064	855,022	297,116
Deficit accumulated during the development stage	(2,588,524)	(1,963,180)	(955,238)
Total shareholders' deficit	(661,401)	(1,056,541)	(608,072)
Total liabilities and shareholders' deficit	$-	$14,665	$6,075

See accompanying notes to the financial statements

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Six Months Ended December 31, 2010	Year ended June 30, 2010	Year ended June 30, 2009	(Unaudited) May 19, 2006 (Inception) to December 31, 2010

Operating expenses:
Leasing expense	$-	$2,434	$451,036	$453,470
Depreciation expense		-	-	747
Professional fees	39,776	371,594	203,562	626,432
Impairment of oil and gas properties	-	200,000	3,424	203,424
General and administrative expenses	409,880	254,201	35,648	720,031
Total operating expenses	449,656	828,229	693,670	2,004,104

Other income:
Gain on forgiveness of debt	-	-	(50,000)	(50,000)
Total other income	-	-	(50,000)	(50,000)

Other expense:
Interest expense	(175,688)	(179,713)	(279,019)	(634,420)
Total other expense	(175,688)	(179,713)	(279,019)	(634,420)
Net loss	$(625,344)	$(1,007,942)	$(922,689)	$(2,588,524)

Per share information:
Basic earnings per common share	$(0.01)	$(0.02)	$(0.02)
Diluted earnings per common share	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	57,091,427	48,544,840	50,050,000

See accompanying notes to financial statements

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Paid-in-Capital	Stage	Equity (Deficit)

Balance at May 19, 2006	-	$-	$-	$-	$-
Stock issued for cash $0.00167 per share	30,000,000	30,000	(20,000)	-	10,000
Net loss	-	-	-	(551)	(551)
Balances at June 30, 2006	30,000,000	30,000	(20,000)	(551)	9,449
Stock issued for cash $0.00167 per share	24,000,000	24,000	16,000	-	40,000
Net loss	-	-	-	(18,131)	(18,131)
Balances at June 30, 2007	54,000,000	54,000	(4,000)	(18,682)	31,318
Net loss	-	-	-	(13,867)	(13,867)
Balances at June 30, 2008	54,000,000	54,000	(4,000)	(32,549)	17,451
Shares issued for director services	50,000	50	40,450	-	40,500
Cancelled shares	(4,000,000)	(4,000)	4,000	-	-
Rights to stock issued for convertible notes			256,666		256,666
Net loss	-	-	-	(922,689)	(922,689)
Balances at June 30, 2009	50,050,000	50,050	297,116	(955,238)	(608,072)
Canceled shares - December 28, 2009	(3,500,000)	(3,500)	3,500	-	-
Cancelled shares - February 4, 2010	(500,000)	(500)	500	-	-
Shares issued to holders of promissory notes March 29, 2010	366,666	367	21,633		22,000
Conversion of debentures - May 17, 2010	1,650,000	1,650	148,350	-	150,000
Shares issued to holders of promissory notes - May 28, 2010	150,000	150	8,850	-	9,000
Shares issued for service - June 14, 2010	3,400,000	3,400	200,600		204,000
Cash received for share subscriptions - June 17, 2010	-	-		-	-
Beneficial conversion features	-	-	174,473	-	174,473
Net loss	-	-	-	(1,007,942)	(1,007,942)
Balances at June 30, 2010	51,616,666	51,617	855,022	(1,963,180)	(1,056,541)
Conversion of debentures - July 7, 2010	1,000,000	1,000	49,000	-	50,000
Shares issued for service - August 9,2010	4,200,000	4,200	289,800	-	294,000
Conversion of line of credit	11,000,000	11,000	539,000	-	550,000
Conversion of line o credit accrued interest	1,242,000	1,242	60,844	-	62,086
Beneficial conversion features	-	-	64,398		64,398
Net loss	-	-	-	(625,344)	(625,344)
Balances at December 31, 2010	69,058,666	$69,059	$1,858,064	$(2,588,524)	$(661,401)

See accompanying notes to financial statements

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months ended December 31, 2010	Year ended June 30, 2010	Year ended June 30, 2009	(Unaudited) 19-May-06 (Inception) to December 31, 2010

Cash Flows from Operating Activities
Net loss	$(625,344)	$(1,007,942)	$(922,689)	$(2,588,524)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	-	-	-	747
Gain on forgiveness of debt	-	-	(50,000)	(50,000)
Beneficial conversion features amortization	113,398	105,723	-	170,121
Interest related to shares granted with debt	-	-	256,666	256,666
Impairment of assets	-	200,000	3,424	203,424
Common stock issued for services and interest expense	294,000	204,000	40,500	546,150
Changes in operating assets and liabilities:
Accounts payable	38,431	84,778	52,718	175,333
Accrued interest payable	82,350	73,991	22,353	178,694
Net cash used in operating activities	(97,165)	(339,450)	(597,028)	(1,107,389)

Cash Flows from Investing Activities:
Purchases of office equipment	-	-	-	(4,171)
Purchase of oil and gas lease	-	(200,000)	-	(200,000)
Net cash used in investing activities	-	(200,000)	-	(204,171)

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes	82,500	150,000	457,916	691,310
Proceeds from issuance of common stock	-	-	-	50,000
Proceeds from promissory notes	-	-	-	41,250
Payment of promissory note	-	(21,000)	-	(21,000)
Proceeds from line of credit	-	419,040	130,960	550,000
Net cash provided by financing activities	82,500	548,040	588,876	1,311,560

Net increase (decrease) in cash and cash equivalents	(14,665)	8,590	(8,152)	-
Cash and cash equivalents at the beginning of the year/period	14,665	6,075	14,227	-
Cash and cash equivalents at the end of the year/period	$-	$14,665	$6,075	$-

Supplemental Disclosure of Cash Flow Information:
Cash Paid for interest expense	$-	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-	$-
Debt and interest converted to equity	$662,086	$181,000	$-	$843,086

See accompanying notes to the financial statement

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010, JUNE 30, 2010 AND 2009

1.   Organization – Nature of Operations

Blugrass Energy Inc. (the Company) was incorporated under the laws of the State of Nevada on May 19, 2006, as Coastal Media, Inc.  On October 1, 2008, the Company amended its Articles of Incorporation to change its name from Coastal Media Inc. to Blugrass Energy Inc., to reflect the change in direction of the Company’s business to the Oil and Gas Industry. The Company was originally formed to engage in the business of manufacturing, marketing, distributing and selling its marine DVDs.

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

The Company has not earned significant revenues from planned operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company”.  Among the disclosures required are that the Company’s financial statements of operations, shareholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

2.   Summary of Significant Accounting Policies

Change in Fiscal Year – On March 10, 2011 the Board of Directors approved the change of the Company’s fiscal year from a June 30 fiscal year end to a December 31 fiscal year end. The report on Form 10-KT is a transition report for the six-month transition period ended December 31, 2010.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.  Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts, valuation of long-lived assets, and deferred income tax asset valuation allowances.  Actual results could differ materially from these estimates.

Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Loss Per Share- Earnings per share requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010, JUNE 30, 2010 AND 2009

Summary of Significant Accounting Policies - Continued

Fair Value of Financial Instruments – The Company's financial instruments, including cash and account payable, approximates fair value due to the short-term nature of those instruments.  The carrying value of notes payable, line of credit and convertible notes payable approximate fair value as they bear market rates of interest.  None of these instruments are held for trading purposes.

Oil and Gas Properties – The Company utilizes the successful efforts method of accounting for oil and gas producing activities as opposed to the alternate acceptable full cost method. In general, the Company believes that, during periods of active exploration, net assets and net income are more conservatively measured under the successful efforts method of accounting for oil and gas producing activities than under the full cost method. The critical difference between the successful efforts method of accounting and the full cost method is as follows: under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense. The Company did not recognized exploration, abandonment, geological and geophysical at December 31, 2010, or June 30, 2010 and 2009.

The Company entered into an agreement to purchase several oil and gas properties on October 12, 2009 for $550,000. The Agreement was subsequently amended on March 4, 2010 lowering the purchase price to $200,000 and 200,000 restricted shares of Blugrass’ common stock, with the cost of environmental remediation to be deducted from the purchase price. As of June 30, 2010 the transaction has not closed. However Company has paid $200,000 towards this purchase, but has not issued any common stock.  Title to these oil and gas properties has not transferred to the Company as of the date of these financial statements, pending remediation work to be done by the seller. The Company capitalized $200,000, but have deemed this amount to be impaired due to the lack of a reserves analysis or projected positive cash flows. On January 24, 2011 the Company sold its interest in theses oil and gas properties.

Property, Equipment and retirement obligations- Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years.  The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives.  Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.  There were no properties, equipment, or retirement obligations at December 31, 2010, June 30, 2010 or 2009.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010, JUNE 30, 2010 AND 2009

Summary of Significant Accounting Policies – Continued

respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary.  Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit.

As of January 1, 2009, the Company adopted Accounting Standard Codification “ASC” Topic No. 740-10, Income Taxes. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more likely than not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. ASC 740-10 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions and it has expanded disclosure requirements. The adoption of ASC 740-10 had no impact on the Company’s financial statements and there are no uncertain tax positions as of December 31, 2010. The Company is currently subject to a three year statute of limitation by major tax jurisdictions.

3.   Going Concern

The Company’s financial statements for the six-month transition period ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $625,344 for the six-month period ended December, 31, 2010, and an accumulated deficit during the development stage of $2,588,524 as of December 31, 2010.  At December 31, 2010, the Company had a working capital deficit of $661,401 and the Company had no revenues from its activities during the six-month transition period ended December 31, 2010.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2011 fiscal year, the Company intends to continue its efforts to acquire, either by lease, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties. The Company intends to continue to raise funds to support the efforts through the sale of its equity securities.

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

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010, JUNE 30, 2010 AND 2009

4.   Notes Payable

As of December 31, 2010, June 30, 2010 and 2009 the Company had outstanding $20,520, $20,520, and $41,250, respectively of unsecured notes payable.  The balance of unsecured notes payable outstanding as of December 31, 2010 was issued on May 6, 2009 with a 5% interest paid per annum, and had a maturity date of May 6, 2010.  As of December 31, 2010, the Note Payable was still outstanding and in payment default. During 2010, the interest rate was increased to 12% per annum in accordance with the terms of the Note Payable agreement.  During the six months ended December 31, 2010, and fiscal years ended June 30, 2010 and 2009, the Company accrued interest under the Note Payable of approximately $1,215, $1,297, and $233, respectively. The Note Payable is pari passu in right of payment to the Line of Credit and the Promissory Notes, both defined below.

5.   Line of Credit

The Company has entered into an Amended Line of Credit Agreement on April 15, 2010 to receive up to $550,000 from a third party.  The Line of Credit had an interest rate of 10% per annum and a maturity date of December 21, 2010.  At June 30, 2010, the Company had received advances of $550,000 under the Line of Credit.  The Company had accrued interest of $35,474 in connection with these funds as December 31, 2010.  At December 14, 2010, the Company converted the line of credit of $550,000 and interest into 12,242,000 shares of restricted common stock.

6.   Convertible Promissory Notes

As of December 31, 2010, and June 30, 2010 and 2009, the Company had outstanding $397,416, $297,916 and $366,666, respectively, of unsecured convertible commercial promissory notes (the “2008 Convertible Notes”).  The terms of the 2008 Convertible Notes require the Company to pay the principal, plus interest (at 6% per annum) and restricted common stock at a rate of one share of restricted common stock per $1 notional value of 2008 Convertible Notes, on or before February 27, 2009.  Additionally, the 2008 Convertible Notes include a conversion privilege, whereby the holders of the 2008 Convertible Notes, at their sole discretion, may convert the principal portion of the 2008 Convertible Notes into shares of the Company’s common stock (no conversion rate specified in the 2008 Convertible Notes).  The Company did not fulfill payments under the 2008 Convertible Notes as due, and recorded interest at the default rate of 18%.  During the six months ended December 31, 2010, and fiscal year ended June 30, 2010 and 2009 the Company recognized additional interest expense of $113,398, $105,723, and $256,666, respectively relating to the restricted common stock granted with the Convertible Notes, which was calculated using the estimated fair market value of the Company’s common stock at the time the Convertible Notes were issued.

On May 17, 2010, the Company issued $150,000 of convertible promissory notes (the “2010 Convertible Notes”).  The terms of the 2010 Convertible Notes require the Company to pay 110% of the value of the 2010 Convertible Notes on November 17, 2010.  On or after November, 17, 2010, the holders of the 2010 Convertible Notes have the option, at their sole discretion, to convert outstanding principal and interest into shares of the Company’s common stock at a 50% discount to average Fair Market Value (as defined).    The Company did not fulfill payments under the 2008 Convertible Notes as due, and recorded interest at the default rate of 18%. As a result of the 50% discount discussed above, the Company recorded a note discount relating to the beneficial conversion feature of $82,500, which is amortized over the term of the 2010 Convertible Notes.  For the year ended June 30, 2010 and six months period ended December 31, 2010, the interest expense related to the beneficial conversion feature was $13,750 and $68,750, respectively.

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010, JUNE 30, 2010 AND 2009

Convertible Promissory Notes - Continued

On July 19, 2010 and September 7, 2010, the Company issued $50,000 and $32,000 of convertible promissory notes (the “Additional Convertible Notes”) to the same note holder. On or after April 19, 2011 and June 7, 2011, the holders of  the Additional Convertible Notes had the option, at their sole discretion to convert outstanding principal and interest into shares of the Company’s common stock at a 45% discount to average Fair Market Value (as defined).   The Company recorded a note discount relating to the beneficial conversion feature of $37,125, which is amortized over the term of the Additional Convertible Notes.  As of December 31, 2010, the unamortized amount of the beneficial conversion feature was $19,750. During the six months ended December 31, 2010 the Company had recorded $17,375 of interest expense related to the beneficial conversion feature.

On July 7, 2010, principal and accrued interest of $50,000 relating to certain 2008 Convertible Notes was converted into 1,000,000 shares of restricted common stock.  As a result of these conversions, $27,273 of unrecognized beneficial conversion was expensed.

At December 31, 2010, accrued interest payable on the outstanding Convertible Notes was $33,616.

7.   Income Taxes

No provision for federal income taxes has been recognized for the six months ended December 31, 2010, or 12 months ended June 30, 2010 and 2009 as the Company has a net operating loss carry forward for income tax purposes available in each period.  Additionally, it is uncertain if the Company will have taxable income in the future so a valuation allowance has been established for the full value of net tax assets. The deferred tax asset consists of net operating loss carry forwards and the Company has no deferred tax liabilities.

At December 31, 2010, the Company has net operating loss carry forwards of approximately $880,000 for federal income tax purposes. These net operating loss carry forwards may be carried forward in varying amounts until 2030 and may be limited in their use due to significant changes in the Company's ownership.

	December 31,	June 30,	June 30,
	2010	2010	2009
Deferred tax asset	$880,098	$667,481	$324,781
Less: valuation allowance	(880,098)	(667,481)	(324,781)
Net deferred tax asset	$-	$-	$-

The Company has valued its net deferred tax asset at zero with a valuation allowance due to the substantial doubt taxable income will be generated in the future to utilize the deferred tax asset.

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010, JUNE 30, 2010 AND 2009

8.  Subsequent Events

On February 4, 2011, a special meeting of stockholders was held.  An amendment to our Articles of Incorporation was presented for a vote of the shareholders to increase the authorized number of shares of our common stock from 75,000,000 shares to 500,000,000 shares, par value of $0.001 per share.  The amendment was approved by the shareholders.

On February 23, 2011, the Company entered into an acquisition transaction with Petro Grande, LLC through which Petro Grande, LLC acquired a controlling interest in the Company. In conjunction with the transaction, Petro Grande, LLC replaced the executive management of the Company with its management team.  The purchase price consideration received included a $3.5 million note payable to Petro Grande, LLC and 261,471,681 shares of the Company’s restricted common stock priced at $0.02 per share. As consideration Petro Grande, LLC contributed a 4,808 acres undeveloped lease in Crockett County, Texas.

9.  Restatement

In connection with certain review requirements, the U.S. Securities and Exchange Commission (SEC) reviewed the Company’s public filings and requested that the Company file an amended annual report on form 10-K for the year ended June 30, 2010.  The SEC specifically noted that the Company’s financial statements for the years ended June 30, 2010 and 2009 contained certain mathematical errors and there were insufficient disclosures relating to certain of the Company’s activities.  As a result of this request from the SEC, the Company had to retain new independent accountants to re-audit the 2009 financial statements, as the independent accountants who previously performed the audit of the Company’s financial statements for the year ended June 30, 2009 had their registration revoked by the Public Company Accounting Oversight Board (PCAOB).  The accompanying financial statements for the years ended June 30, 2010 and 2009 contain various restatements, which primarily relate to convertible debt issuances, interest expense, common stock issued and certain mathematical errors.  The effects of the restatements are summarized as follows:

Balance Sheets as of:

June 30, 2010
	As Previously Reported	Adjustment	Restated Balance

Cash	$14,620	$45	$14,665
Total assets	14,620	45	14,665
Accounts payable	136,959	737	137,696
Accrued interest	124,815	(59,471)	65,344
Convertible notes payable	366,666	(68,750)	297,916
Total current liabilities	1,198,190	(126,984)	1,071,206
Treasury shares	4,000	(4,000)	-
Share subscriptions	50,000	(50,000)	-
Additional paid-in-capital	423,483	431,539	855,022
Deficit accumulated during the development stage	(1,708,670)	(254,510)	(1,963,180)
Total stockholders' equity	(1,183,570)	127,029	(1,056,541)
Total liabilities and stockholders' equity	14,620	45	14,665

June 30, 2009
	As Previously Reported	Adjustment	Restated Balance
Accrued interest	$11,850	$10,503	$22,353
Convertible notes payable	416,666	(50,000)	366,666
Total current liabilities	653,644	(170,457)	483,187
Additional paid-in-capital	40,450	256,666	297,116
Deficit accumulated during the development stage	(738,069)	(217,169)	(955,238)
Total stockholders' equity	(647,569)	39,497	(608,072)

Statements of Operations and Stockholders' Deficit for:

The Year Ended June 30, 2010
	As Previously Reported	Adjustment	Restated Balance

Professional fees	$371,499	$95	$371,594
General and administrative expenses	253,204	997	254,201
Total operating expenses	827,137	1,092	828,229
Interest expense	(143,464)	(36,249)	(179,713)
Net loss	(970,601)	(37,341)	(1,007,942)

The Year Ended June 30, 2009
	As Previously Reported	Adjustment	Restated Balance
Gain on forgiveness of debt	$-	$50,000	$50,000
Interest expense	(11,850)	(267,169)	(279,019)
Net loss	(705,520)	(217,169)	(922,689)