Form 10-Q
period 2011-03-31
Blugrass Energy, Inc.
filed 2011-05-16
CIK 1365748

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 000-54035

BLUGRASS ENERGY INC.
(Exact name of small business issuer in its charter)

Nevada	20-4952339
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

13465 Midway Road, Suite 322, LB 10, Dallas, TX  75244
(Address of principal executive offices)

(972) 404-9995
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [_]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [_]	Accelerated Filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

There were 349,813,191 shares of Common Stock outstanding as of March 31, 2011.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
		Page

	Balance Sheets – March 31, 2011 and December 31, 2010	1

	Statements of Operations -
	Three months ended March 31, 2011 and 2010 and
	From May 19, 2006 (Inception) to March 31, 2011	2

	Statements of Shareholders’ Equity (Deficit)	3

	Statements of Cash Flows –
	Three months ended March 31, 2011 and 2010 and
	From May 19, 2006 (Inception) to March 31, 2011	4

	Notes to the Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	– Not Applicable	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – Not Applicable	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	– Not Applicable	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

SIGNATURES		14

Item 1.  Financial Statements

BLUGRASS ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2011
	(Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash	$9,236	$-
Accounts receivable, net	6,296	-
Total current assets	15,532	-

Oil and gas properties - undeveloped	8,729,434	-

Other assets:

Investment in Quad Energy	175,000	-
Total other assets	175,000	-

Total assets	$8,919,966	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$400,892	$176,127
Notes payable	-	20,250
Convertible notes payable, net	166,666	379,416
Accrued interest	89,470	85,608
Total current liabilities	657,028	661,401

Long-term note payable	3,500,000	-
Total liabilities	4,157,028	661,401

COMMITMENTS AND CONTENGENCIES
Shareholders' equity (deficit):
Common stock par value $.001, 500,000,000 shares authorized,
349,813,191 and 69,058,666 issued and outstanding, repectively	349,813	69,059
Additional paid-in-capital	7,113,917	1,858,064
Deficit accumulated during the development stage	(2,700,792)	(2,588,524)
Total shareholders' equity (deficit)	4,762,938	(661,401)
Total liabilities and shareholders' equity (deficit)	$8,919,966	$-

(See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended	Three Months Ended	May 19, 2006 (Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

Operating expenses:
Leasing expense	$-	$-	$453,470
Depreciation expense	-	-	747
Professional fees	86,637	35,102	713,069
Impairment of oil and gas properties	-	-	203,424
General and administrative expenses	173,720	20,482	893,751
Gain on sale of undeveloped properties	(500,000)	-	(500,000)
Total operating expenses	(239,643)	55,584	1,764,461

Other income:
Gain on forgiveness of debt	-	-	50,000
Total other income	-	-	50,000

Other expense:
Unrealized loss on investment in Quad Energy	(325,000)	-	(325,000)
Interest expense	(26,911)	(25,671)	(661,331)
Total other expense	(351,911)	(25,671)	(986,331)
Net Loss	$(112,268)	$(81,255)	$(2,700,792)

Per share information:
Basic earnings per common share	$(0.00)	$(0.00)
Diluted earnings per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	182,743,631	46,251,111

(See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Paid-in-Capital	Stage	Equity (Deficit)

Balance at May 19, 2006	-	$-	$-	$-	$-
Stock issued for cash $0.00167 per share	30,000,000	30,000	(20,000)	-	10,000
Net loss	-	-	-	(551)	(551)
Balances at June 30, 2006	30,000,000	30,000	(20,000)	(551)	9,449
Stock issued for cash $0.00167 per share	24,000,000	24,000	16,000	-	40,000
Net loss	-	-	-	(18,131)	(18,131)
Balances at June 30, 2007	54,000,000	54,000	(4,000)	(18,682)	31,318
Net loss	-	-	-	(13,867)	(13,867)
Balances at June 30, 2008	54,000,000	54,000	(4,000)	(32,549)	17,451
Shares issued for director services	50,000	50	40,450	-	40,500
Cancelled shares	(4,000,000)	(4,000)	4,000	-	-
Rights to stock issued for convertible notes			256,666		256,666
Net loss	-	-	-	(922,689)	(922,689)
Balances at June 30, 2009	50,050,000	50,050	297,116	(955,238)	(608,072)
Cancelled shares - December 28, 2009	(3,500,000)	(3,500)	3,500	-	-
Net loss	-	-	-	(94,264)	(94,264)
Balances at December 31, 2009	46,550,000	46,550	300,616	(1,049,502)	(702,336)
Cancelled shares - February 4, 2010	(500,000)	(500)	500	-	-
Shares issued to holders of promissory notes March 29, 2010	366,666	367	21,633		22,000
Net loss				(81,255)	(81,255)
Balances at March 31, 2010	46,416,666	46,417	322,749	(1,130,757)	(761,591)
Conversion of debentures - May 17, 2010	1,650,000	1,650	148,350	-	150,000
Shares issued to holders of promissory notes - May 28, 2010	150,000	150	8,850	-	9,000
Shares issued for service - June 14, 2010	3,400,000	3,400	200,600		204,000
Beneficial conversion features	-	-	174,473	-	174,473
Net loss	-	-	-	(832,423)	(832,423)
Balances at June 30, 2010	51,616,666	51,617	855,022	(1,963,180)	(1,056,541)
Conversion of debentures - July 7, 2010	1,000,000	1,000	49,000	-	50,000
Shares issued for service - August 9,2010	4,200,000	4,200	289,800	-	294,000
Conversion of LOC	11,000,000	11,000	539,000	-	550,000
Conversion of LOC interest	1,242,000	1,242	60,844	-	62,086
Beneficial conversion features	-	-	64,398		64,398
Net loss	-	-	-	(625,344)	(625,344)
Balances at December 31, 2010	69,058,666	$69,059	$1,858,064	$(2,588,524)	$(661,401)
Conversion of debentures - January 4, 2011	2,000,000	2,000	31,000		33,000
Shares issued to holders of promissory
notes - January 20, 2011	405,000	405	19,845	-	20,250
Conversion of debentures - January 27, 2011	1,818,182	1,818	28,182	-	30,000
Conversion of debentures - January 27, 2011	701,754	702	11,298	-	12,000
Conversion of debentures - February 8, 2011	1,052,632	1,053	10,947	-	12,000
Conversion of debentures - February 17, 2011	877,193	877	9,123	-	10,000
Conversion of debentures - February 23, 2011	1,636,364	1,636	16,364	-	18,000
Conversion of debentures - February 23, 2011	3,750,000	3,750	41,250	-	45,000
Conversion of debentures - February 23, 2011	3,500,000	3,500	38,500	-	42,000
Shares issued for lease - February 24, 2011	261,471,681	261,472	4,967,962	-	5,229,434
Conversion of debentures - March 15, 2011	895,522	895	11,105	-	12,000
Conversion of debentures - March 21, 2011	772,059	772	9,728	-	10,500
Conversion of debentures - March 23, 2011	974,138	974	10,326	-	11,300
Common stock issued for services March 31, 2011	900,000	900	26,100		27,000
Stock compensation expense - March 31, 2011	-	-	24,123	-	24,123
Net loss	-	-	-	(112,268)	(112,268)
Balances at March 31, 2011	349,813,191	$349,812	$7,113,917	$(2,700,792)	$4,762,938

(See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,	(Restated) Three months ended March 31,	19-May-06 (Inception) to
	2011	2010	March 31, 2011

Cash Flows from Operating Activities
Net loss	$(112,268)	$(81,255)	$(2,700,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	747
Gain of debt forgriveness	-	-	(50,000)
Gain on sale of undeveloped properties	(500,000)	-	(500,000)
Unrealized loss on investment in Quad Energy	325,000	-	325,000
Beneficial conversion feature amortization	19,750	-	189,871
Interest related to shares granted with debt	-	-	256,666
Impairment of assets	-	(37,506)	203,424
Common stock issued for services and interest expense	27,000	22,000	573,150
Stock compensation	24,123	-	24,123
Changes in operating assets and liabilities:
Accounts payable	224,765	43,254	400,098
Accounts receivable	(6,296)	-	(6,296)
Accrued interest payable	7,161	(6,887)	185,855
Net cash used in operating activities	9,236	(60,394)	(1,098,153)

Cash Flows from Investing Activities:
Purchases of office equipment	-	-	(4,171)
Purchase of undeveloped oil and gas lease	-	-	(200,000)
Net used in investing activities	-	-	(204,171)

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes	-	-	691,310
Proceeds from issuance of common stock	-	-	50,000
Proceeds from promissory notes	-	-	41,250
Payment of promissory note	-	-	(21,000)
Proceeds from line of credit	-	61,147	550,000
Net cash provided by financing activities	-	61,147	1,311,560

Net increase (decrease) in cash and cash equivalents	9,236	753	9,236
Cash and cash equivalents at the beginning of the period	-	8,483	-
Cash and cash equivalents at the end of the period	$9,236	$9,236	$9,236

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Debt and interest converted to equity	$252,750	$22,000	$1,095,836

(See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Organization – Nature of Operations

Blugrass Energy Inc. (the “Company” or “Blugrass”) was incorporated under the laws of the State of Nevada on May 19, 2006, as Coastal Media Inc.  The Company was originally formed to engage in the business of manufacturing, marketing, distributing and selling its marine DVDs.  On September 11, 2008, the Company amended its Articles of Incorporation to change its name from "Coastal Media Inc." to "Blugrass Energy Inc.", to reflect the change in direction of the Company’s business to the Oil and Gas Industry. As a result of the name of the change, the Company’s trading symbol was changed to “BLUG”.

On February 23, 2011, Petro Grande, LLC (“Petro Grande”) consummated a transaction with Blugrass whereby Petro Grande acquired a controlling interest in Blugrass.  In conjunction with this transaction there was a change of control and Blugrass’ management team was replaced with Petro Grande’s management team.  As a result of the acquisition, Blugrass’ new management team has implemented a new business strategy (discussed in detail in the section on Management’s Discussion & Analysis below).

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

Summary of Significant Accounting Policies

Change in Fiscal Year – On March 10, 2011 the Board of Directors approved the change of the Company’s fiscal year from a June 30 fiscal year end to a December 31 calendar year end.  The Company filed a transition report on Form 10-KT for the six-month transition period ended December 31, 2010.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.  Key estimates in the accompanying financial statements include, among others, revenue recognition, allowances for doubtful accounts, valuation of long-lived assets, and deferred income tax asset valuation allowances.

Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Accounts Receivable –Credit is extended based on evaluation of a customer’s payment history and, generally collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. There were accounts receivable totaling $6,296 and $0 as of March 31, 2011 and December 31, 2010, respectively.  The balance of accounts receivable as of March 31, 2011 consisted of receivables from a related party.  As of March 31, 2011, there was no allowance for doubtful accounts.

Oil and Gas Properties – We follow the successful efforts method of accounting for oil and gas producing activities. Unsuccessful exploration drilling costs are expensed and can have a significant effect on reported operating results. Successful exploration drilling costs and all development costs are capitalized and systematically charged to expense using the units of production method based on proved developed oil and gas reserves as estimated by our engineers and reviewed by independent engineers. Costs incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) there is sufficient progress being made in assessing the reserves and the economic and operating viability of the project. Proven property leasehold costs are amortized to expense using the units of production method based on total proved reserves. Properties are assessed for impairment as circumstances warrant and impairments to value are charged to expense. The successful efforts method inherently relies upon the estimation of proved reserves, which includes proved developed and proved undeveloped volumes.

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

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the capitalized costs. While total depletion expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing when depletion expense is recognized. Downward revisions of proved reserves result in an acceleration of depletion expense, while upward revisions tend to lower the rate of depletion expense recognition.   Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities. Changes in the estimated reserves are considered a change in estimate for accounting purposes and are reflected on a prospective basis.

Income Taxes – The Company estimates its current tax position together with its future tax consequences attributable to temporary differences resulting from differing treatment of items, such as depreciation and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Management must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent management believes that recovery is not more likely than not, management establishes a valuation allowance against these deferred tax assets. Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its deferred tax assets.  At March 31, 2011 and December 31, 2010 the Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty they will be used in the future.

Acquisitions and Dispositions

On January 24, 2011, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Quad Energy Corp. (“Quad Energy” or the “Buyer”) for the sale of 100% of the Company’s rights, title and interest to certain properties, located in and around the Cave Pool Unit (Marks and Garner Productions) in Eddy County, New Mexico (the “Eddy County Properties”).  Pursuant to the Asset Purchase Agreement the Eddy County Properties consist of an approximately 2,800 acre leasehold and all existing equipment used to produce oil and natural gas located on the Eddy County Properties.  As consideration for the transaction the Company was to receive 5,000,000 shares of the Buyer’s common stock valued at $.10 per share.  The transaction closed on January 25, 2011 and the Company recorded an investment in Buyer in the amount of $500,000.  At March 31, 2011, the value of the investment in Quad Energy had decreased and the Company recorded an unrealized loss on the statement of operations of $325,000 as the decrease in value was determined to be other than temporary.

On February 23, 2011, the Company acquired a significant oil and gas lease covering acreage located in Crockett County, Texas from Petro Grande, which contributed the lease as consideration in exchange for 261,471,681 shares of the Company’s restricted common stock, which comprised, at the close of the transaction, approximately 77% of the Company’s then outstanding shares, plus a promissory note in the amount of $3.5 million.  As a result of the transaction (the “PG Transaction”), Petro Grande acquired a controlling interest in the Company.  On the closing date of the PG Transaction, a change in control of the Company occurred and the senior management and directors of Blugrass resigned and were replaced by Petro Grande’s management team.  The PG Transaction was valued at approximately $8.7 million and the Company recorded undeveloped leasehold costs of approximately $8.7 million in conjunction with this transaction.

Oil & Gas Properties

On January 25, 2011, the Company sold 100% of its working interests in the Eddy County Properties, which consists of approximately 2,800 acres in Eddy County, New Mexico, and all existing equipment used to produce oil and natural gas on the Eddy County Properties.

On February 23, 2011, in conjunction with the PG Transaction, the Company acquired a 4,808 acre undeveloped lease located in the Permian Basin in Crockett County, Texas (the “Soto Lease”).   Acquisition of the Soto Lease, representing an 87.5% working interest in the underlying acreage, includes full access to complete three-dimensional (3D) seismic imaging of the land under lease underwritten by Petro Grande.  The lease expiration date is July 12, 2013 with a 2011 lease obligation to drill one Strawn formation well and one Ellenburger formation well by December 31, 2011.  This lease has a continuous drilling clause of 120 days provided the drilling obligations previously described are satisfied.

Acquisition of the Soto Lease also included an option to participate as a working interest partner in drilling programs sponsored on an additional 9,850 acres (currently held by Petro Grande) located in close proximity to the Company’s Soto Lease.  This acreage also benefits from 3D seismic imaging.

Going Concern

The Company’s financial statements for the three-month period ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $112,268 for the three-month period ended March 31, 2011, and an accumulated deficit during the development stage of $2,700,792 as of March 31, 2011.  At March 31, 2011, the Company had a working capital deficit of $641,496 and the Company had no revenues from its activities during the three-month period ended March 31, 2011.

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

Notes Payable

During the three months ended March 31, 2011 the Company converted $20,250 of unsecured note payable and accrued interest to 405,000 shares of restricted common stock at a rate of $.05 per share.

In conjunction with the PG Transaction, the Company issued a note payable in the amount of $3.5 million (the “PG Note Payable”) on January 23, 2011.  However, the PG Note Payable accrues interest at a rate of 6.5% per annum beginning on February 23, 2011 with accrued interest payable in semi-annual installments beginning on June 30, 2011.  Past due principal and accrued interest accrue interest at a rate of 10% per annum.  The balance of the PG Note Payable along with any accrued and unpaid interest is due on February 23, 2013.  The PG Note Payable is secured by a first priority interest in the Company’s Soto Lease.

Convertible Promissory Notes

As of March 31, 2011 and December 31, 2010, the Company had outstanding $166,666 and $379,416 of unsecured convertible commercial promissory notes (the “Convertible Promissory Notes”).

During the three-month period ended March 31, 2011, $235,800 of Convertible Promissory Notes were converted to 17,977,844 shares of common stock.  During the three months ended March 31, 2011, the Company amortized debt discount of $19,750 associated with the Convertible Promissory Notes.  As of March 31, 2011, the Convertible Promissory Notes were in payment default and, as such, accrued interest at a rate of 18% per annum.  For the three-month period ended March 31, 2011, the Company accrued interest related to the Convertible Promissory Notes totaling $7,397.

Fair Value of Instruments

The Company's financial instruments, including cash, accounts receivable and account payable, approximates fair value due to the short-term nature of those instruments.  The carrying value of notes payable, line of credit and convertible notes payable approximate fair value as they bear market rates of interest.  None of these instruments are held for trading purposes.

Shareholders’ Equity (Deficit)

On February 4, 2011 a special meeting of shareholders was held.  An amendment to the Company’s Articles of Incorporation was presented for a vote of shareholders to increase the authorized number of shares of the Company’s common stock from 75,000,000 shares to 500,000,000 shares, par value of $0.001 per share.  The amendment was approved by the shareholders.

On February 23, 2011, in conjunction with the PG Transaction, the Company issued 261,471,681 shares of its restricted common stock, or approximately 75% of its restricted common stock outstanding at that time.  Upon closing Petro Grande held a controlling interest in the Company.

On February 23, 2011, the Company awarded options to purchase 12,000,000 shares of the Company’s common stock (the “Option Grants”).  The Option Grants include options to purchase 5,000,000 shares of the Company’s common stock to each of the Chief Executive Officer and the Chief Financial Officer, plus an option to purchase 2,000,000 shares of the Company’s common stock to an advisor.  Each of the Option Grants provides the option holder the right to purchase shares of the Company’s common stock at an exercise price of $0.05 per share, subject to vesting requirements.  Options to purchase 6,000,000 shares of the Company’s common stock vest on February 23, 2012.  Beginning on February 23, 2012, options to purchase the remaining 6,000,000 shares of the Company’s common stock vest pro rata on a monthly basis over the succeeding twelve months; accordingly, the Option Grants will vest in full on February 23, 2013.  The Company recorded compensation expense of $24,123 in connection with the Option Grants, for the three months ended March 31, 2011.

During the three months ended March 31, 2011 the Company issued 18,382,844 shares of common stock to holders of Convertible Promissory Notes and Notes Payable with an outstanding balance of $256,060.  In addition, the Company issued 900,000 shares of restricted common stock in lieu of cash payment for services to a related party.

Subsequent Events

On April 8, 2011 the Company issued a Convertible Promissory Note to a third party (the “April 2011 Convertible Promissory Note”). Net proceeds of $72,000 (following payment of transaction related costs) were used to fund ongoing operating expenses of the Company.  The April 2011Convertible Promissory Note accrues interest at a rate of 8% per annum.  The balance of principal and accrued interest under the April 2011Convertible Promissory Note is due on January 12, 2012.  Holders of the April 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after April 8, 2011.  The April 2011 Convertible Promissory Note is convertible at a per share price equal to 60% of the average of the lowest 5 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion.

On April 13, 2011, the Company issued an aggregate of 320,000 shares of its common stock to a provider of professional services to the Company, in lieu of the payment of cash for such services.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Company made this determination based on the individual’s long-standing business relationship with the Company and his knowledge and experience in financial and business matters.  Appropriate legends have been affixed to all shares of the Company’s common stock issued in the transaction.

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

Business and Plan of Operations

General

Blugrass Energy Inc. is a publicly held Nevada corporation listed on the OTC under the symbol BLUG.PK.   The Company was incorporated under the laws of the State of Nevada on May 19, 2006 as Coastal Media Inc.  September 11, 2008, the Company amended its Articles of Incorporation to change its name to Blugrass Energy Inc.

Business Strategy

The following business strategy is the strategy that is planned by the new management put into place as of February 23, 2011.

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

Plans for 2011

During calendar 2011, Blugrass plans to drill an Ellenburger formation natural gas well and a Strawn formation natural gas well, each on the Company’s Soto Lease acreage in Crockett County, Texas. Also during 2011, and in concert with Petro Grande, LLC, an affiliate of the Company, we plan to drill a Strawn formation well on acreage held by Petro Grande, LLC. All of the Company’s acreage, and all of Petro Grande, LLC’s acreage, has complete 3D seismic surveys, with processing of the resultant seismic data, all of which reduces some of the risk in locating targeted formations. The 3D seismic has been analyzed and evaluated using inversion, relief, and instantaneous frequency interpretations.

In addition to its drilling plans, Blugrass is reviewing favorable producing oil and gas acquisitions.

Results of Operations

For the Three months Ended March 31, 2011 compared to the Three months Ended March 31, 2010

We are still in our development stage and have no revenues to date.

We incurred operating expenses of ($239,643) and $55,584 for the three-month periods ended March 31, 2011 and 2010, respectively.  The increase in operation expenses is the result of an increase in general and administrative expenses during the current quarter compared to the same quarter in the prior year.

During the three months ended March 31, 2011, we recognized a net loss of $112,268 compared to a net loss of $81,255 for the three months ended March 31, 2010.  The decrease was a result of the increase in expenses as indicated above.

Liquidity and Capital Resources

At March 31, 2011, we had total assets of $8,919,966 consisting primarily of undeveloped leases (the Soto Lease) acquired in conjunction with the PG Transaction as well as an investment in Quad Energy valued at $175,000.  At March 31, 2011, we had total current liabilities of $657,027 consisting of accounts payable totaling $400,892, accrued interest totaling $89,469 and $166,666 of convertible promissory notes outstanding.

During the three months ended March 31, 2011, we generated cash of $9,236 from operations.  During the three months ended March 31, 2010, we used $60,394 in operations.

During the three months ended March 31, 2011 and 2010, we had cash inflows from investment activities of $0 and $0, respectively.

During the three months ended March 31, 2011 we received $0 from our financing activities.  During the three months ended March 31, 2010, we received $61,147 from our financing activities.

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

Need for Additional Financing

We do not have capital sufficient to meet our cash needs.  We will have to seek loans or equity placements to cover such cash needs.  Once exploration commences, our need for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other shareholders.  Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses as they may be incurred.

Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, as required by Rule 13a-15(b) of the Exchange Act, new management, including our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

As a result of our change in management subsequent to year end, the Company’s new management performed an evaluation of the Company’s internal controls over financial reporting for the six-month period ended December 31, 2010, and such controls were determined to be ineffective at the reasonable assurance level, as disclosed in the Company’s 10-KT filing for that period. During the three months ended March 31, 2011, the Company’s new management team, including the Company’s Chief Executive Officer and Chief Financial Officer, developed and implemented new internal controls over financial reporting which replaced the existing internal controls over financial reporting and evaluated the effectiveness of the design and operation of the Company’s new internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002 Section 404.  Accordingly, new management determined the design and operation of the Company’s newly implemented internal controls over financial reporting were effective.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 1A.  Risk Factors.

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Transition Report on Form 10-KT for the year ended December 31, 2010. There have been no material changes from the risk factors previously disclosed in that Form 10-KT.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In a series of transactions commencing January 28, 2011 and ending March 25, 2011, the Company issued an aggregate of 17,977,844 shares of its common stock to the holders of convertible promissory notes, upon conversion of all or part of the principal amount of such notes.  The shares of common stock issued upon conversion were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Company made this determination based on the representations of each note holder that it is an “accredited investor,” as defined in Regulation D of the Securities Act.

For the six months ended December 31, 2010, the Company issued an aggregate of 12,242,000 shares of its common stock to the holders of participation interests in Company indebtedness under a Line of Credit Agreement, upon conversion of such indebtedness.  The shares of common stock issued upon conversion were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Company made this determination based on the representations of each debt holder that it is an “accredited investor,” as defined in Regulation D of the Securities Act.

On February 24, 2011, the Company issued an aggregate of 900,000 shares of its common stock to an executive officer of the Company, in lieu of the payment of accrued salary.  Such shares of common stock were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Company made this determination based on the executive officer’s tenure with the Company and his knowledge and experience in financial and business matters.

On April 13, 2011, the Company issued an aggregate of 320,000 shares of its common stock to a provider of professional services to the Company, in lieu of the payment of cash for such services.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Company made this determination based on the individual’s long-standing business relationship with the Company and his knowledge and experience in financial and business matters.  Appropriate legends have been affixed to all shares of the Company’s common stock issued in the transaction.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.  Reserved.

Item 5.  Other Information.

Item 6.  Exhibits.

The following documents are filed as part of this report:

Exhibit 3.1
Certificate of Amendment to Articles of Incorporation

Exhibit 3.2
Certificate of Amendment to Articles of Incorporation

Exhibit 3.3
Certificate of Change

Exhibit 3.4
Certificate of Correction

Exhibit 3.5
Certificate of Amendment to Articles of Incorporation

Exhibit 10.1
$3,500,000 Secured Promissory Note dated February 22, 2011

Exhibit 10.2
Allonge to $3,500,000 Secured Promissory Note dated February 22, 2011

Exhibit 31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2011
Blugrass Energy Inc. (Registrant)

By:	/s/ Abram Janz
Abram Janz, Chief Executive Officer

By:	/s/ Laurence K. Maguire
Laurence K. Maguire, Chief Financial Officer