Form 10-Q
period 2011-06-30
Blugrass Energy, Inc.
filed 2011-08-15
CIK 1365748

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [_]	Accelerated Filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

There were 70,866,638 shares of Common Stock outstanding as of June 30, 2011.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
		Page

	Balance Sheets – June 30, 2011 and December 31, 2010	1

	Statements of Operations -
	Three and Six months ended June 30, 2011 and 2010 and
	From May 19, 2006 (Inception) to June 30, 2011	2

	Statements of Shareholders’ Equity (Deficit)	3

	Statements of Cash Flows –
	Six months ended June 30, 2011 and 2010 and
	From May 19, 2006 (Inception) to June 30, 2011	4

	Notes to the Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	– Not Applicable	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		15

Item 1.  Financial Statements

BLUGRASS ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2011
	(Unaudited)	December 31, 2010
ASSETS
Current assets:
Cash	$17,381	$-
Other receivable	3,639	-
Total current assets	21,020	-

Oil and gas properties - undeveloped	8,729,434	-

Other assets:
Investment in Quad Energy	25,000	-
Total other assets	25,000	-

Total assets	$8,775,454	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$685,530	$176,127
Notes payable	20,000	20,250
Convertible notes payable, net	228,796	379,416
Derivative liability	78,333	-
Accrued interest	157,923	85,608
Total current liabilities	1,170,582	661,401

Long-term note payable	3,500,000	-
Total liabilities	4,670,582	661,401

COMMITMENTS AND CONTENGENCIES
Shareholders' equity (deficit):
Common stock par value $.005, 100,000,000 shares authorized,
70,866,638 and 13,811,733 issued and outstanding, respectively	354,333	69,059
Additional paid-in-capital	7,252,418	1,858,064
Deficit accumulated during the development stage	(3,501,879)	(2,588,524)
Total shareholders' equity (deficit)	4,104,872	(661,401)
Total liabilities and shareholders' equity (deficit)	$8,775,454	$-

(See accompanying notes to the financial statements)

BLUGRASS ENERGY, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

	Three Months Ended	(Restated) Three Months Ended	Six Months Ended	(Restated) Six Months Ended	(Restated) May 19, 2006 (Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Operating expenses:
Leasing expense	$-	$2,434	$-	$2,434	$453,470
Depreciation expense	-	-	-	-	747
Land development costs	176,130	-	176,130	-	176,130
Professional fees	180,209	305,198	266,846	340,300	893,278
Impairment of oil and gas properties	-	200,000	-	200,000	203,424
General and administrative expenses	203,331	187,069	377,051	207,551	1,097,082
Gain on sale of undeveloped properties	-	-	(500,000)	-	(500,000)
Total operating expenses	559,670	694,701	320,027	750,285	2,324,131

Other income:
Gain on forgiveness of debt	-	-	-	-	50,000
Total other income	-	-	-	-	50,000

Other expense:
Loss on investment in Quad Energy	(150,000)	-	(475,000)	-	(475,000)
Interest expense	(91,417)	(137,722)	(118,328)	(163,393)	(752,748)
Total other expense	(241,417)	(137,722)	(593,328)	(163,393)	(1,227,748)
Net Loss	(801,087)	(832,423)	$(913,355)	$(913,678)	$(3,501,879)

Per share information:
Basic and diluted loss per common share	$(0.01)	$(0.09)	$(0.02)	$(0.10)

Weighted average shares outstanding	70,042,287	9,584,762	53,388,030	9,418,416

(See accompanying notes to the financial statements)

BLUGRASS ENERGY, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDER'S DEFICIT

				(Restated)
				Deficit Accumulated	(Restated)
				During	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in-Capital	Stage	Equity (Deficit)

Balance at May 19, 2006	-	$-	$-	$-	$-
Stock issued for cash $0.00167 per share	6,000,000	30,000	(20,000)	-	10,000
Net loss	-	-	-	(551)	(551)
Balances at June 30, 2006	6,000,000	30,000	(20,000)	(551)	9,449
Stock issued for cash $0.00167 per share	4,800,000	24,000	16,000	-	40,000
Net loss	-	-	-	(18,131)	(18,131)
Balances at June 30, 2007	10,800,000	54,000	(4,000)	(18,682)	31,318
Net loss	-	-	-	(13,867)	(13,867)
Balances at June 30, 2008	10,800,000	54,000	(4,000)	(32,549)	17,451
Shares issued for director services	10,000	50	40,450	-	40,500
Cancelled shares	(800,000)	(4,000)	4,000	-	-
Rights to stock issued for convertible notes	-	-	256,666	-	256,666
Net loss	-	-	-	(922,689)	(922,689)
Balances at June 30, 2009	10,010,000	50,050	297,116	(955,238)	(608,072)
Cancelled shares - December 28, 2009	(700,000)	(3,500)	3,500	-	-
Net loss	-	-	-	(94,264)	(94,264)
Balances at December 31, 2009	9,310,000	46,550	300,616	(1,049,502)	(702,336)
Cancelled shares - February 4, 2010	(100,000)	(500)	500	-	-
Shares issued to holders of promissory notes March 29, 2010	73,333	367	21,633	-	22,000
Net loss	-	-	-	(81,255)	(81,255)
Balances at March 31, 2010	9,283,333	46,417	322,749	(1,130,757)	(761,591)
Conversion of debentures - May 17, 2010	330,000	1,650	148,350	-	150,000
Shares issued to holders of promissory notes - May 28, 2010	30,000	150	8,850	-	9,000
Shares issued for service - June 14, 2010	680,000	3,400	200,600	-	204,000
Beneficial conversion features	-	-	174,473	-	174,473
Net loss	-	-	-	(832,423)	(832,423)
Balances at June 30, 2010	10,323,333	51,617	855,022	(1,963,180)	(1,056,541)
Conversion of debentures - July 7, 2010	200,000	1,000	49,000	-	50,000
Shares issued for service - August 9, 2010	840,000	4,200	289,800	-	294,000
Conversion of LOC and related interest	2,448,400	12,242	599,844	-	612,086
Beneficial conversion features	-	-	64,398	-	64,398
Net loss	-	-	-	(625,344)	(625,344)
Balances at December 31, 2010	13,811,733	69,059	1,858,064	(2,588,524)	(661,401)
Conversion of Debentures	3,595,569	17,977	217,823	-	235,800
Shares issued to holders of promissory notes - January 20, 2011	81,000	405	19,845	-	20,250
Shares issued for mineral rights lease - February 23, 2011	52,294,336	261,471	4,967,962	-	5,229,433
Common stock issued for services March 31, 2011	180,000	900	26,100	-	27,000
Stock compensation expense - March 31, 2011	-	-	24,123	-	24,123
Net loss	-	-	-	(112,268)	(112,268)
Balances at March 31, 2011	69,962,638	349,813	7,113,917	(2,700,792)	4,762,937
Stock issued for compensation - Fullerton - April 5, 2011	64,000	320	9,280	-	9,600
Common stock and warrants issued	840,000	4,200	46,200	-	50,400
Stock compensation expense - June 30, 2011	-	-	83,021	-	83,021
Net loss	-	-	-	(801,087)	(801,087)
Balances at June 30, 2011	70,866,638	$354,333	$7,252,418	$(3,501,879)	$4,104,872

(See accompanying notes to the financial statements)

BLUGRASS ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASHFLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

		(Restated)	(Restated)
	Six months ended	Six months ended	May 19, 2006
	June 30,	June 30,	(Inception) to
	2011	2010	June 30, 2011

Cash Flows from Operating Activities
Net loss	$(913,355)	$(913,678)	$(3,501,879)
Adjustments to reconcile net loss from continuing operations
Depreciation	-	-	747
Gain on debt forgiveness	-	-	(50,000)
Gain on sale of undeveloped properties	(500,000)	-	(500,000)
Loss on investment in Quad Energy	475,000	-	475,000
Debt discount amortization	42,713	174,473	212,834
Interest related to shares granted with debt	-	-	256,666
Impairment of assets	-	-	203,424
Common stock and warrants issued for services and interest expense	36,600	226,000	582,750
Stock compensation	107,144	-	107,144
Cash provided by (used in) operations:			-
Changes in working capital:			-
Accounts payable	509,403	131,427	684,736
Other receivable	(3,639)	-	(3,639)
Accrued interest payable	75,615	26,672	254,309
Net cash used in operating activities	(170,519)	(355,106)	(1,277,908)

Cash Flows from investing activities
Purchase of oil and gas leases - undeveloped	-	-	(4,171)
Purchase of investment	-	-	(200,000)
Net cash used in investing activities	-	-	(204,171)

Cash Flows from financing activities:
Proceeds from issuance of short term notes	20,000	-	20,000
Proceeds from convertible promissory notes	117,500	190,279	808,810
Proceeds from issuance of common stock and warrants	50,400	-	100,400
Proceeds from promissory notes	-	-	41,250
Payment of promissory note	-	-	(21,000)
Proceeds from line of credit	-	171,011	550,000
Net cash provided by financing activities	187,900	361,290	1,499,460

Net increase in cash and cash equivalents	17,381	6,184	17,381
Cash and cash equivalents at the beginning of the period	-	8,483	-
Cash and cash equivalents at the end of the period	$17,381	$14,667	$17,381

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Debt and interest converted to equity	$252,750	$537,473	$1,095,836

(See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011

Organization – Nature of Operations

Blugrass Energy Inc. (the “Company” or “Blugrass”) was incorporated under the laws of the State of Nevada on May 19, 2006, as Coastal Media Inc.  The Company was originally formed to engage in the business of manufacturing, marketing, distributing and selling its marine DVDs.  On September 11, 2008, the Company amended its Articles of Incorporation to change its name from "Coastal Media Inc." to "Blugrass Energy Inc.", to reflect the change in direction of the Company’s business to the Oil and Gas Industry. As a result of the name change, the Company’s trading symbol was changed to “BLUG”.

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

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan.  The Company has commenced limited startup operations.

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

Other Receivable – There was an other receivable totaling $3,639 and $0 as of June 30, 2011 and December 31, 2010, respectively.  The balance of other receivable as of June 30, 2011 consisted of a receivable from the Company’s President and Chief Executive Officer, Abe Janz, representing an expense advance to Mr. Janz for business related travel.

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

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or capitalized costs. While total depletion expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing when depletion expense is recognized. Downward revisions of proved reserves result in an acceleration of depletion expense, while upward revisions tend to lower the rate of depletion expense recognition.   Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities. Changes in the estimated reserves are considered a change in estimate for accounting purposes and are reflected on a prospective basis.

Income Taxes – The Company estimates its current tax position together with its future tax consequences attributable to temporary differences resulting from differing treatment of items, such as depreciation and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Management must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent management believes that recovery is unlikely, management establishes a valuation allowance against these deferred tax assets. Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its deferred tax assets.  At June 30, 2011 and December 31, 2010, the Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty it will be used in the future.

Acquisitions and Dispositions

On January 24, 2011, the Company entered into an asset purchase agreement  with Quad Energy Corp. (“Quad Energy”) for the sale of 100% of the Company’s rights, title and interest to certain properties located in and around the Cave Pool Unit (Marks and Garner Productions) in Eddy County, New Mexico (the “Eddy County Properties”).  The Eddy County Properties consist of leasehold interests in approximately 2,800 acres and all existing equipment used to produce oil and natural gas located on the Eddy County Properties.  As consideration for the transaction the Company was to receive 5,000,000 shares of Quad Energy’s common stock, valued at $.10 per share.  The transaction closed on January 25, 2011 and the Company recorded an investment in Quad Energy in the amount of $500,000.  During the six months ended June 30, 2011, the value of the investment in Quad Energy had decreased and the Company recorded a loss on the statement of operations of $475,000 as the Company considers the loss other than temporary.

On February 23, 2011, the Company acquired a significant oil and gas lease covering acreage located in Crockett County, Texas from Petro Grande, which contributed the lease as consideration in exchange for 52,294,336 shares of the Company’s restricted common stock, which comprised, at the close of the transaction, approximately 77% of the Company’s then outstanding shares, plus a promissory note in the amount of $3.5 million.  As a result of the transaction (the “PG Transaction”), Petro Grande acquired a controlling interest in the Company.  On the closing date of the PG Transaction, a change in control of the Company occurred and the senior management and directors of Blugrass resigned and were replaced by Petro Grande’s management team.  The PG Transaction was valued at approximately $8.7 million and the Company recorded undeveloped leasehold costs of approximately $8.7 million in conjunction with this transaction.

Oil & Gas Properties

On January 25, 2011, the Company sold 100% of its interests in the Eddy County Properties, which consists of leasehold interests in approximately 2,800 acres in Eddy County, New Mexico, and all existing equipment used to produce oil and natural gas on the Eddy County Properties.

On February 23, 2011, in conjunction with the PG Transaction, the Company acquired a 4,808 acre undeveloped lease located in the Permian Basin in Crockett County, Texas (the “Soto Lease”).   Acquisition of the Soto Lease, representing an 87.5% working interest in the underlying acreage, includes full access to Petro Grande’s complete three-dimensional (3D) seismic imaging of the land under lease.  The lease expiration date is July 12, 2013 with a 2011 lease obligation to drill one Strawn formation well and one Ellenburger formation well by December 31, 2011.  The Company’s plans to drill by December 31, 2011, are contingent upon management raising additional funding to finance drilling costs.  This lease has a continuous drilling clause of 120 days provided the drilling obligations previously described are satisfied.

Acquisition of the Soto Lease also included an option to participate as a working interest partner in drilling programs sponsored on an additional 9,850 acres (currently held by Petro Grande) located in close proximity to the Company’s Soto Lease.  This acreage also benefits from 3D seismic imaging.

On May 10, 2010, Harding Energy Partners, LLC filed a mechanic’s and materialman’s lien against Petro Grande for unpaid claims in the amount of $176,130 for services, materials and labor furnished for and in connection with the digging, drilling, torpedoing, operating, completing, maintaining and/or repairing of oil and/or gas wells of various Petro Grande leases and properties, which consist of leases and properties in both Crockett County, Texas (including the “Soto Lease”) and Val Verde County, Texas.  During the 6 months ended June 30, 2011, Management evaluated the impact of the lien as it relates to the Company and accordingly recorded a reserve for $176,130 for the three months ended June 30, 2011.

Going Concern

The Company’s financial statements for the six-month period ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $913,355 for the six-month period ended June 30, 2011, and an accumulated deficit during the development stage of $3,501,879 as of June 30, 2011.  At June 30, 2011, the Company had a working capital deficit of $1,149,562 and the Company had no revenues from its activities during the six-month period ended June 30, 2011.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2011 fiscal year, the Company intends to continue its efforts to acquire, either by lease or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties. The Company intends to continue to raise funds to support these efforts through the sale of its equity securities.

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

Notes Payable

During the six months ended June 30, 2011 the Company converted $20,250 of unsecured note payable and accrued interest to 81,000 shares of restricted common stock at a rate of $.25 per share.

In conjunction with the PG Transaction, the Company issued a note payable in the amount of $3.5 million (the “PG Note Payable”) on January 23, 2011.  The PG Note Payable accrues interest at a rate of 6.5% per annum beginning on February 23, 2011 with accrued interest payable in semi-annual installments beginning on October 1, 2011.  Past due principal and accrued interest accrue interest at a rate of 10% per annum.  The balance of the PG Note Payable along with any accrued and unpaid interest is due on February 22, 2013.  The PG Note Payable is secured by a first priority interest in the Company’s Soto Lease.

On May 12, 2011 the Company issued an unsecured note payable in the amount of $20,000 (the “Ladner Note”).  The Ladner Note matures on August 31, 2011.  The note includes a “bonus payment” of $2,500 due at maturity.  The “bonus payment” is equivalent to interest which accrues at an annual rate 12.5%.

Convertible Promissory Notes

As of June 30, 2011 and December 31, 2010, the Company had outstanding $228,796 and $379,416 of unsecured convertible commercial promissory notes (the “Convertible Promissory Notes”).

During the six-month period ended June 30, 2011, $235,800 of Convertible Promissory Notes were converted to 3,595,569 shares of common stock.

On April 8, 2011 the Company issued a Convertible Promissory Note totaling $75,000 to a third party (the “April 2011 Convertible Promissory Note”). The April 2011 Convertible Promissory Note accrues interest at a rate of 8% per annum.  The principal balance and accrued interest under the April 2011 Convertible Promissory Note is due on January 12, 2012.  Holders of the April 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after April 8, 2011.  The April 2011 Convertible Promissory Note is convertible at a per share price equal to 60% of the average of the lowest 5 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion.   In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest, and the April 2011 Convertible Promissory Note accrues interest at a rate of 22% per annum until paid or converted.

On May 19, 2011 the Company issued a Convertible Promissory Note totaling $42,500 to a third party (the “May 2011 Convertible Promissory Note”). The May 2011 Convertible Promissory Note accrues interest at a rate of 8% per annum.  The principal balance and accrued interest under the May 2011 Convertible Promissory Note is due on January 12, 2012.  Holders of the May 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after May 19, 2011.  The May 2011 Convertible Promissory Note is convertible at a per share price equal to 60% of the average of the lowest 5 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest, and the May 2011 Convertible Promissory Note accrues interest at a rate of 22% per annum until paid or converted.

The Company determined that the conversion features in both the April and May 2011 Convertible Promissory notes should be accounted for as a convertible note derivative liability. The conversion features are treated as a derivative and recorded at their fair value. Accordingly, the Company recorded a derivative liability and debt discount of $78,333 at the date of the note. During the three months ended June 30, 2011 a charge to debt discount in the amount of $22,963 was expensed through interest expense. At June 30, 2011 the debt discount was $55,370. The Company will continue to reevaluate the derivative liability in future reporting periods and adjust the derivative liability as necessary. This derivative will continue to be marked to market in accordance with FASB ASC 815.

During the six months ended June 30, 2011, the Company amortized debt discount of $42,713 associated with the Convertible Promissory Notes.  As of June 30, 2011, Convertible Promissory Notes totaling $166,666 were in payment default and, as such, accrued interest at a rate of 18% per annum.  For the six-month period ended June 30, 2011, the Company accrued interest related to the Convertible Promissory Notes totaling $16,632.

The balance of the Convertible Promissory Notes consists of the following instruments:

			Ending	Stated	Default			Effective
		Debt	Balance	Interest	Interest	Current		Interest
Date of Issuance	Principal	Discount	@ 6/30/11	Rate	Rate	Rate		Rate
11/17/2008	50,000	-	50,000	6.0%	18.0%	18.0%	(1)	72.55%
12/9/2008	33,333	-	33,333	6.0%	18.0%	18.0%	(1)	88.00%
12/9/2008	33,333	-	33,333	6.0%	18.0%	18.0%	(1)	88.00%
1/29/2009	50,000	-	50,000	6.0%	18.0%	18.0%	(1)	88.00%
4/8/2011	75,000	33,333	41,667	8.0%	22.0%	8.0%		74.67%
5/19/2011	42,500	22,037	20,463	8.0%	22.0%	8.0%		74.67%
Total	284,166	55,370	228,796
(1) Currently in default.

Fair Value of Instruments

The Company's financial instruments, including cash, other receivable and account payable approximated fair value due to the short-term nature of those instruments.  The carrying value of notes payable and convertible notes payable approximates fair value as these instruments bear market rates of interest.  None of these instruments are held for trading purposes.

Shareholders’ Equity (Deficit)

On February 4, 2011 a special meeting of shareholders was held.  An amendment to the Company’s Articles of Incorporation was presented for a vote of shareholders to increase the authorized number of shares of the Company’s common stock from 25,000,000 shares to 100,000,000 shares, par value of $0.005 per share.  The amendment was approved by the shareholders.

On February 23, 2011, in conjunction with the PG Transaction, the Company issued 52,294,336 shares of its restricted common stock, or approximately 77% of its restricted common stock outstanding at that time.  Upon closing Petro Grande held a controlling interest in the Company.

On February 23, 2011, the Company awarded options to purchase 2,400,000 shares of the Company’s common stock (the “Option Grants”).  The Option Grants include options to purchase 1,000,000 shares of the Company’s common stock to each of the Chief Executive Officer and the Chief Financial Officer, plus an option to purchase 400,000 shares of the Company’s common stock to an advisor.  Each of the Option Grants provides the option holder the right to purchase shares of the Company’s common stock at an exercise price of $0.25 per share, subject to vesting requirements.  Options to purchase 1,200,000 shares of the Company’s common stock vest on February 23, 2012.  Beginning on February 23, 2012, options to purchase the remaining 1,200,000 shares of the Company’s common stock vest pro rata on a monthly basis over the succeeding twelve months; accordingly, the Option Grants will vest in full on February 23, 2013.  For the six months ended June 30, 2011 the Company recorded stock related compensation expense of $107,144 in connection with the Option Grants.

On March 18, 2011, the Board of Directors of the Company approved a 5-to-1 reduction in the number of shares of the Company’s authorized common stock, and a corresponding 5-to-1 decrease in the number of issued and outstanding shares of the Company’s common stock (reverse split).  The reverse split was effective May 17, 2011.

As a result of the reverse split, the number of authorized shares of the Company’s common stock has been reduced, from 500,000,000 shares to 100,000,000 shares.  Also as a result of the reverse split, each five shares of the Company’s common stock issued and outstanding on the Effective Date represented one share of the Company’s common stock. Fractional shares existing as a result of the reverse split were rounded up to the nearest whole share.

On April 13, 2011, the Company issued an aggregate of 64,000 shares of its common stock to a provider of professional services to the Company, in lieu of the payment of cash for such services, at $.15 per share.  The value of the transaction was $9,600.

During the six months ended June 30, 2011, the Company issued 3,676,569 shares of common stock to holders of Convertible Promissory Notes and Notes Payable with an outstanding balance of $256,060.  On June 29, 2011, the Company issued 840,000 shares of common stock and 840,000 warrants.  As consideration the Company received net cash proceeds of $50,400.  The fair value of the 840,000 warrants at the date of issuance was $.04.   During the six months ended June 30, 2011, the Company issued 180,000 shares of restricted common stock in lieu of cash payment for services to a related party.

Subsequent Events

On July 12, 2011, the Company issued a Convertible Promissory Note (the “July 2011 Convertible Promissory Note”) in the amount of $35,000.  The balance of the July 2011 Convertible Promissory Note is payable in full on April 17, 2012.  The July 2011 Convertible Promissory Note accrues interest at a rate of 8.0% per annum.  Holders of the July 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after July 12, 2011.  The July 2011 Convertible Promissory Note is convertible at a per share price equal to 55% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest, which accrues interest at a rate of 22% per annum until paid or converted.

The Company recorded a derivative liability in the amount of $28,333. The Company will continue to reevaluate the derivative liability in future reporting periods and adjust the derivative liability as necessary. This derivative will continue to be marked to market in accordance with FASB ASC 815.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•
Results of the 3D Analysis.  The Company’s 3D analysis was performed by our outsourced Geoscientist and trusted member of our advisory team, whose experience spans more than 35 years. He has a high level of expertise with the geology of the Permian and Val Verde Basins, where the Company holds a mineral rights lease, and his expertise extends to the Strawn and Ellenburger Formations which are located beneath the Company’s leased acreage.  The results of his analysis were used to generate structural maps and seismic attributes for the Strawn and Ellenburger reservoirs, and comparable structural maps for the shallower Canyon Sands formation also located beneath the Company’s leased acreage. Premised upon the 3D seismic interpretations, the Company believes that there is significant natural gas in its current acreage position.

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

Plans for 2011

During calendar 2011, Blugrass plans to drill an Ellenburger formation natural gas well and a Strawn formation natural gas well, each on the Company’s Soto Lease acreage in Crockett County, Texas. Also during 2011, and in concert with Petro Grande, an affiliate of the Company, we plan to drill a Strawn formation well on acreage held by Petro Grande. All of the Company’s acreage, and all of Petro Grande’s acreage, has complete 3D seismic surveys, with processing of the resultant seismic data, all of which reduces some of the risk in locating targeted formations. The 3D seismic has been analyzed and evaluated using inversion, relief, and instantaneous frequency interpretations.  Blugrass’ ability to drill during 2011 is dependent upon Blugrass obtaining additional funding.

In addition to its drilling plans, Blugrass is reviewing favorable producing oil and gas acquisitions.

Results of Operations

For the Six months Ended June 30, 2011 compared to the Six months Ended June 30, 2010

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $320,027 and $750,285 for the six-months ended June 30, 2011 and 2010, respectively.  The decrease in operating expenses was primarily related to a gain on sale of undeveloped properties recorded during the six months ended June 30, 2011, which did not appear in the prior year period. Also contributing was the absence of certain impairment losses during the six months ended June 30, 2011 that had been recorded during the prior year period, as well as a decline in professional fees for the current period when compared with the same period in the prior year.  Favorable year over year variances in components of operating income were partially offset by an increase in general and administrative expenses and an increase in land development costs of $176,130 related to a reserve booked to the Soto Lease related to a lien on that property (described in Oil & Gas Properties section) during the six months ended June 30, 2011 compared to the same period in the prior year.

During the six months ended June 30, 2011, we recognized a net loss of $913,355 compared to a net loss of $913,678 for the six months ended June 30, 2010.

For the Three months Ended June 30, 2011 compared to the Three months Ended June 30, 2010

We incurred operating expenses of $559,670 and $694,701 for the three-months ended June 30, 2011 and 2010, respectively.  The decrease in operating expenses was primarily related to an impairment of oil and gas properties recorded during the three months ended June 30, 2010, which did not appear in the current period. In addition there was a decline in professional fees of approximately $125,000 for the current period when compared with the same period in the prior year.  As noted above the decrease in operating expenses was offset by an increase in general and administrative expenses and an increase in land development costs of $176,130 during the three months ended June 30, 2011.

During the three months ended June 30, 2011, we recognized a net loss of $801,087 compared to a net loss of $832,423 for the three months ended June 30, 2010.  The decrease was a result of decreases in operating expenses indicated above, partially offset by a loss on the Company’s investment in Quad Energy.

Liquidity and Capital Resources

At June 30, 2011, we had total assets of $8,775,454 consisting primarily of $8,729,434 undeveloped leases (the Soto Lease) acquired in conjunction with the PG Transaction as well as an investment in Quad Energy valued at $25,000. At June 30, 2011, we had total current liabilities of $1,170,582 consisting of accounts payable and accrued liabilities totaling $685,530, accrued interest totaling $157,923 and $228,796 of convertible promissory notes outstanding.

During the six months ended June 30, 2011, we used cash $170,519 in operations.  During the six months ended June 30, 2010, we used $355,106 in operations.

During the six months ended June 30, 2011 and 2010, we had cash inflows from investment activities of $0 and $0, respectively.

During the six months ended June 30, 2011 we received $187,900 from our financing activities.  During the six months ended June 30, 2010, we received $361,290 from our financing activities.

We have only on class of common stock.  We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, as required by Rule 13a-15(b) of the Exchange Act, new management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

As a result of our change in management subsequent to year end, the Company’s new management performed an evaluation of the Company’s internal controls over financial reporting for the six-month period ended December 31, 2010, and such controls were determined to be ineffective at the reasonable assurance level, as disclosed in the Company’s 10-KT filing for that period. During the six months ended June 30, 2011, the Company’s new management team, including the Company’s Chief Executive Officer and Chief Financial Officer, developed and implemented new internal controls over financial reporting which replaced the existing internal controls over financial reporting and evaluated the effectiveness of the design and operation of the Company’s new internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002 Section 404.  Accordingly, new management determined the design and operation of the Company’s newly implemented internal controls over financial reporting were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In a series of transactions commencing January 28, 2011 and ending March 25, 2011, the Company issued an aggregate of 3,595,569 shares of its common stock to the holders of convertible promissory notes, upon conversion of all or part of the principal amount of such notes.  The shares of common stock issued upon conversion were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Company made this determination based on the representations of each note holder that it is an “accredited investor,” as defined in Regulation D of the Securities Act.

On February 24, 2011, the Company issued an aggregate of 180,000 shares of its common stock to an executive officer of the Company, in lieu of the payment of accrued salary.  Such shares of common stock were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Company made this determination based on the executive officer’s tenure with the Company and his knowledge and experience in financial and business matters.

On April 13, 2011, the Company issued an aggregate of 64,000 shares of its common stock to a provider of professional services to the Company, in lieu of the payment of cash for such services.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Company made this determination based on the individual’s long-standing business relationship with the Company and his knowledge and experience in financial and business matters.  Appropriate legends have been affixed to all shares of the Company’s common stock issued in the transaction.

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

August 15, 2011
Blugrass Energy Inc. (Registrant)

By:	/s/ Abram Janz
Abram Janz, Chief Executive Officer

By:	/s/ Laurence K. Maguire
Laurence K. Maguire, Chief Financial Officer