Form 10-Q
period 2011-09-30
Blugrass Energy, Inc.
filed 2011-11-21
CIK 1365748

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 000-54035

BLUGRASS ENERGY INC.
(Exact name of small business issuer in its charter)

Nevada	20-4952339
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

13465 Midway Road, Suite 114, LB 10, Dallas, TX  75244
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

Large accelerated filer [_]	Accelerated Filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

There were 70,866,638 shares of Common Stock outstanding as of September 30, 2011.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
		Page

	Balance Sheets – September 30, 2011 and December 31, 2010	1

	Statements of Operations -
	Three and Nine months ended September 30, 2011 and 2010 and
	From December 11, 2007 (Inception) to September 30, 2011	2

	Statements of Shareholders’ Equity (Deficit)	3

	Statements of Cash Flows –
	Nine months ended September 30, 2011 and 2010 and
	From December 11, 2007 (Inception) to September 30, 2011	4

	Notes to the Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	– Not Applicable	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Reserved	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		17

Item 1.  Financial Statements

BLUGRASS ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$-	$-
Other receivable	39,811	-
Total current assets	39,811	-

Oil and gas properties - undeveloped	1,984,383	1,984,383

Other assets:
Investment in Quad Energy	15,000	-
Total other assets	15,000	-

Total assets	$2,039,194	$1,984,383

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$775,935	$-
Notes payable	20,000	-
Convertible notes payable, net	286,271	-
Derivative liability	141,742	-
Accrued interest	225,545	-
Total current liabilities	1,449,493	-

Long-term note payable	3,500,000	-
Total liabilities	4,949,493	-

COMMITMENTS AND CONTENGENCIES
Shareholders' equity (deficit):
Common stock par value $.005, 100,000,000 shares authorized,
70,866,638 and 0 issued and outstanding, respectively	354,333	-
Additional paid-in-capital	(1,586,561)	1,984,383
Deficit accumulated during the development stage	(1,678,071)	-
Total shareholders' equity (deficit)	(2,910,299)	1,984,383
Total liabilities and shareholders' equity (deficit)	$2,039,194	$1,984,383

(See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	December 11, 2007 (Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Operating expenses:
Land development costs	$-	$-	$176,130	$-	$176,130
Professional fees	39,943	-	291,722	-	291,722
General and administrative expenses	192,192	-	497,399	-	497,399
Total operating expenses	232,135	-	965,251	-	965,251

Other expense:
Loss on investment in Quad Energy	(10,000)	-	(485,000)	-	(485,000)
Interest expense	(111,005)	-	(227,820)	-	(227,820)
Total other expense	(121,005)	-	(712,820)	-	(712,820)
Net Loss	(353,140)	-	(1,678,071)	-	(1,678,071)

Per share information:
Basic and diluted loss per common share	$(0.00)	$-	$(0.03)	$-

Weighted average shares outstanding	70,866,638	-	56,639,796	-

 (See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
December 11, 2007 (Inception) through
September 30, 2011

	Common Stock		Additional	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Paid-in-Capital	Stage	Equity (Deficit)

Balance at December 11, 2007	-	$-	$1,984,383	$-	$1,984,383
Balance at December 31, 2010	-	-	1,984,383	-	1,984,383
Recapitalization - February 23, 2011	69,254,294	346,272	(3,873,848)	-	(3,527,576)
Conversion of debentures	528,344	2,641	31,159		33,800
Common stock issued for services March 31, 2011	180,000	900	26,100	-	27,000
Stock compensation expense - March 31, 2011	-	-	24,123	-	24,123
Net loss	-	-	-	(523,844)	(523,844)
Balances at March 31, 2011	69,962,638	349,813	(1,808,083)	(523,844)	(1,982,114)
Stock issued for compensation - Fullerton - April 5, 2011	64,000	320	9,280	-	9,600
Common stock and warrants issued	840,000	4,200	46,200	-	50,400
Stock compensation expense - June 30, 2011	-	-	83,021	-	83,021
Net loss	-	-	-	(801,087)	(801,087)
Balances at June 30, 2011	70,866,638	354,333	(1,669,582)	(1,324,931)	(2,640,180)
Stock compensation expense - September 30, 2011	-	-	83,021	-	83,021
Net loss	-	-	-	(353,140)	(353,140)
Balances at September 30, 2011	70,866,638	$354,333	$(1,586,561)	$(1,678,071)	$(2,910,299)

(See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			December 11, 2007
	Nine months ended	Nine months ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

Cash Flows used in Operating Activities
Net loss	$(1,678,071)	$-	$(1,678,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization	86,097	-	86,097
Impairment of assets	485,000	-	485,000
Common stock issued for services	36,600	-	36,600
Stock compensation	190,165	-	190,165
Changes in working capital:
Accounts payable	514,683	-	514,683
Other receivable	(39,811)	-	(39,811)
Accrued interest payable	139,937	-	139,937
Net cash used in operating activities	(265,400)	-	(265,400)

Cash Flows from financing activities:
Proceeds from issuance of short term notes	20,000	-	20,000
Proceeds from convertible promissory notes	195,000	-	195,000
Proceeds from issuance of common stock and warrants	50,400	-	50,400
Net cash provided by financing activities	265,400	-	265,400

Net increase in cash and cash equivalents	-	-	-
Cash and cash equivalents at the beginning of the period	-	-	-
Cash and cash equivalents at the end of the period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Debt and interest converted to equity	$33,800	$-	$33,800

(See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

On February 23, 2011, Petro Grande, LLC (“Petro Grande”) consummated a transaction with Blugrass whereby Petro Grande acquired a controlling interest in Blugrass.  This transaction effected a change of control and Blugrass’ management team was replaced with Petro Grande’s management team.  Upon the reverse merger recapitalization on February 23, 2011 the inception date of the Company changed to December 11, 2007, the date of the acquisition of the lease by Petro Grande, LLC.  As a result of the reverse merger recapitalization, Blugrass’ new management team has implemented a new business strategy (discussed in detail in the section on Management’s Discussion and Analysis below).

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan.

The Company has not earned  revenues from planned operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company”.  Among the disclosures required are that the Company’s financial statements of operations, shareholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

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

Other Receivable – There was an other receivable totaling $39,811 and $0 as of September 30, 2011 and December 31, 2010, respectively.  The balance of other receivable as of September 30, 2011 consisted of amounts representing business related expenses owed to the Company.

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

Income Taxes – The Company estimates its current tax position together with its future tax consequences attributable to temporary differences resulting from differing treatment of items, such as depreciation and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Management must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent management believes that recovery is unlikely, management establishes a valuation allowance against these deferred tax assets. Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its deferred tax assets.  At September  30, 2011 and December 31, 2010, the Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty these assets will be used in the future.

Reverse Merger

On February 23, 2011, the Company was acquired by Petro Grande, which contributed a significant oil and gas working interest lease covering acreage located in Crockett County, Texas from Petro Grande as consideration in exchange for 52,294,336 shares of the Company’s restricted common stock plus a promissory note in the amount of $3.5 million. On the closing date of the PG Transaction, a change in control of the Company occurred and the senior management and directors of Blugrass resigned and were replaced by Petro Grande’s management team. Although Blugrass is the surviving legal entity; the contributed Petro Grande working interest lease remained the financial reporting entity and the merger was treated as a reverse recapitalization as, prior to the PG transaction, Blugrass was a public holding company with limited assets or operations and, upon completion of the PG transaction, Petro Grande shareholders emerged with a controlling 77% interest in the merged Company.

The PG Transaction was initially valued by Petro Grande management at approximately $8.7 million and, as such, the Company recorded an increase to the value of undeveloped leasehold costs of Blugrass of approximately $6.7 million.  After reviewing the PG Transaction, the Securities and Exchange Commission’s Division of Corporate Finance recommended that the consideration provided in the transaction should be valued at its historical cost as is consistent with a reverse recapitalization.  As a result, management has reduced the amount recorded as “Oil and gas properties – undeveloped” and additional paid in capital as of September 30, 2011 balance sheet, to $1,984,383.

The oil and gas lease contributed as consideration as part of the PG Transaction (the Soto Lease defined below) includes an option to participate as a working interest partner in drilling programs sponsored on an additional 9,850 acres (currently held by Petro Grande) located in close proximity to the oil and gas lease properties contributed.  This acreage also benefits from 3D seismic imaging.

Investment in Quad Energy

On February 23, 2011, upon the reverse merger recapitalization the Company acquired an asset purchase agreement with Quad Energy Corp. (“Quad Energy”) for the sale of 100% of the Company’s rights, title and interest to certain properties located in and around the Cave Pool Unit (Marks and Garner Productions) in Eddy County, New Mexico (the “Eddy County Properties”). The Eddy County Properties consist of leasehold interests in approximately 2,800 acres and all existing equipment used to produce oil and natural gas located on the Eddy County Properties. As consideration for the transaction the Company was to receive 5,000,000 shares of Quad Energy’s common stock, valued at $.10 per share. The transaction closed on January 25, 2011 pre-recapitalization, and the Company recorded an investment in Quad Energy in the amount of $500,000. During the nine months ended September 30, 2011, the value of the investment in Quad Energy had decreased and the Company recorded a loss on the statement of operations of $485,000 as the Company considers the loss other than temporary.

Oil & Gas Properties

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

Going Concern

The Company’s financial statements for the nine-month period ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,678,071 for the nine-month period ended September 30, 2011, and an accumulated deficit during the development stage of $1,678,071 as of September 30, 2011.  At September 30, 2011, the Company had a working capital deficit of $1,409,682 and the Company had no revenues from its activities during the nine-month period ended September 30, 2011.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Notes Payable

In conjunction with the PG Transaction, the Company issued a note payable in the amount of $3.5 million (the “PG Note Payable”) on February 23, 2011.  The PG Note Payable accrues interest at a rate of 6.5% per annum beginning on February 23, 2011 with accrued interest payable in semi-annual installments beginning on October 1, 2011.  Past due principal and accrued interest accrue interest at a rate of 10% per annum.  The balance of the PG Note Payable along with any accrued and unpaid interest is due on February 22, 2013.  The PG Note Payable is secured by a first priority interest in the Company’s Soto Lease.

On May 12, 2011 the Company issued an unsecured note payable in the amount of $20,000 (the “Ladner Note”).  The Ladner Note matured on August 31, 2011, and is considered to be in default.  The note includes a “bonus payment” of $2,500 due at maturity.  The “bonus payment” is equivalent to interest which accrues at an annual rate of 12.5%.

Convertible Promissory Notes

As of September 30, 2011, the Company had outstanding $361,666 of unsecured convertible commercial promissory notes (the “Convertible Promissory Notes”).

During the nine-month period ended September 30, 2011, $33,800 of Convertible Promissory Notes were converted to 528,344 shares of common stock.

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

On August 11, 2011, the Company issued a Convertible Promissory Note (the “August 2011 Convertible Promissory Note”) in the amount of $42,500.  The balance of the August 2011 Convertible Promissory Note is payable in full on May 15, 2012.  The August 2011 Convertible Promissory Note accrues interest at a rate of 8.0% per annum.  Holders of the August 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after August 15, 2011.  The August 2011 Convertible Promissory Note is convertible at a per share price equal to 55% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest, which accrues interest at a rate of 22% per annum until paid or converted.

The Company determined that the conversion features in the April, May, July, and August 2011 Convertible Promissory Notes (collectively, the “Convertible Promissory Notes”) should be accounted for as a convertible note derivative liability. The conversion features are treated as a derivative and recorded at their fair value. Accordingly, the Company recorded a derivative liability and debt discount for each of the notes in the amount of $141,742. During the nine months ended September 30, 2011 a charge to debt discount in the amount of $66,347 was expensed through interest expense. At September 30, 2011 the debt discount was $75,395. The Company will continue to reevaluate the derivative liability in future reporting periods and adjust the derivative liability as necessary. This derivative will continue to be marked to market in accordance with FASB ASC 815.

As of September 30, 2011, Convertible Promissory Notes totaling $166,666 were in payment default and, accordingly, accrued interest at a rate of 18% per annum.  For the nine-month period ended September 30, 2011, the Company accrued interest related to the Convertible Promissory Notes totaling $87,169.

The balance of the Convertible Promissory Notes consists of the following instruments:

			Ending	Stated	Default			Effective
		Debt	Balance	Interest	Interest	Current		Interest
Date of Issuance	Principal	Discount	@ 9/30/11	Rate	Rate	Rate		Rate
11/17/2008	50,000	-	50,000	6.0%	18.0%	18.0%	(1)	72.55%
12/9/2008	33,333	-	33,333	6.0%	18.0%	18.0%	(1)	88.00%
12/9/2008	33,333	-	33,333	6.0%	18.0%	18.0%	(1)	88.00%
1/29/2009	50,000	-	50,000	6.0%	18.0%	18.0%	(1)	88.00%
4/8/2011	75,000	16,667	58,333	8.0%	22.0%	8.0%		74.67%
5/19/2011	42,500	12,592	29,908	8.0%	22.0%	8.0%		74.67%
7/12/2011	35,000	19,090	15,910	8.0%	22.0%	8.0%		89.82%
8/11/2011	42,500	27,046	15,454	8.0%	22.0%	8.0%		89.82%
Total	361,666	75,395	286,271
(1) Currently in default.

Fair Value of Instruments

The Company's financial instruments, including cash, other receivable, accounts payable, and accrued liabilities approximated fair value due to the short-term nature of those instruments.  The carrying value of notes payable and convertible notes payable approximates fair value as these instruments bear market rates of interest.  None of these instruments are held for trading purposes.

Shareholders’ Equity (Deficit)

On February 23, 2011, in conjunction with the PG Transaction, the Company issued to Petro Grande 52,294,336 shares of its restricted common stock, or approximately 77% of its restricted common stock outstanding at that time.  Upon closing of the PG Transaction, Petro Grande held a controlling interest in the Company. These shares are included in the recapitalization line on the Statement of Shareholders’ Equity (Deficit).

On February 23, 2011, the Company awarded options to purchase 2,400,000 shares of the Company’s common stock (the “Option Grants”).  The Option Grants include options to purchase 1,000,000 shares of the Company’s common stock to each of the Chief Executive Officer and the Chief Financial Officer, plus an option to purchase 400,000 shares of the Company’s common stock to an advisor.  Each of the Option Grants provides the option holder the right to purchase shares of the Company’s common stock at an exercise price of $0.25 per share, subject to vesting requirements.  Options to purchase 1,200,000 shares of the Company’s common stock vest on February 23, 2012.  Beginning on February 23, 2012, options to purchase the remaining 1,200,000 shares of the Company’s common stock vest pro rata on a monthly basis over the succeeding twelve months; accordingly, the Option Grants will vest in full on February 23, 2013.  For the nine months ended September 30, 2011 the Company recorded stock related compensation expense of $190,165 in connection with the Option Grants.

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

On June 29, 2011, the Company issued 840,000 shares of common stock and 840,000 warrants.  As consideration the Company received net cash proceeds of $50,400.  The fair value of the 840,000 warrants at the date of issuance was $.04 per warrant.   During the nine months ended September 30, 2011, the Company issued 180,000 shares of restricted common stock in lieu of cash payment for services to a related party.

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

Business and Plan of Operations

General

Blugrass Energy Inc. is a publicly held Nevada corporation listed on the OTC under the symbol BLUG.PK.   The Company was incorporated under the laws of the State of Nevada on May 19, 2006 as Coastal Media Inc.  On September 11, 2008, the Company amended its Articles of Incorporation to change its name to Blugrass Energy Inc. Upon the reverse merger recapitalization on February 23, 2011, the new inception date is December 11. 2007.

Business Strategy

Our goal is to build shareholder value through consistent growth in reserves and production on a cost-efficient basis.  In addition, the Company is looking for merger opportunities.

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

•
Acreage Acquisition.  Blugrass holds a lease covering 4,808 acres in Crockett County, located in West Texas, for the purpose of drilling and developing. The Company is required to drill an Ellenburger formation natural gas well and a Strawn formation natural gas well, each on the Company’s Soto Lease acreage in Crockett County, Texas by December 31, 2011. The Company is in discussion with the lessor to extend the lease obligations.

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

•
Continuous Monitoring, Cost Controls, and Auditing.  Since control activities are a vital part of making business processes work effectively, Blugrass uses the extensive internal audit and contract compliance experience of its Financial Advisor in reviewing bid processes, contract compliance with operators, contractors, and vendors including expenditure and revenue audits and reviewing gas measurement controls and contract terms that eventually determine the gas volumes that go into gas settlement statements.

Results of Operations

For the Nine months Ended September 30, 2011 compared to the Nine months Ended September 30, 2010

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $965,251 for the nine months ended September 30, 2011.  There were no expenses incurred for the same nine months ended post-recapitalization (described in Acquisitions and Dispositions section). The operating expenses were primarily related to general and administrative expenses of $497,399, and professional fees of $291,722. In addition, the Company recorded land development costs of $176,130, which related to a reserve booked to the Soto Lease related to a lien on that property (described in Oil & Gas Properties section) during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, we recognized a net loss of $1,678,071.

For the Three months Ended September 30, 2011 compared to the Three months Ended September 30, 2010

We incurred operating expenses of $232,135 for the three-months ended September 30, 2011. There were no expenses incurred for the same three months ended post-recapitalization 2010 (described in Reverse Merger Note in the financial statement section).  The operating expenses were primarily related to general and administrative expenses of $192,192. In addition, the Company incurred $39,943 in professional fees. There were no expenses incurred during the three months ended September 30, 2010 pre-acquisition as noted in acquisitions and dispositions above.  During the three months ended September 30, 2011, we recognized a net loss of $353,140.

Liquidity and Capital Resources

At September 30, 2011, we had total assets of $2,039,194, consisting primarily of $1,984,383 in undeveloped leases (the Soto Lease) acquired in conjunction with the PG Transaction as well as an investment in Quad Energy valued at $15,000. At September 30, 2011, we had total current liabilities of $1,449,493, consisting of accounts payable and accrued liabilities totaling $775,935, accrued interest totaling $225,545 and $286,271 of convertible promissory notes outstanding.

During the nine months ended September 30, 2011, we used $265,400 in operations.  During the nine months ended September 30, 2010, we used $0 in operations.

During the nine months ended September 30, 2011, we received $265,400 from our financing activities. We had no cash inflows during the nine months ended September 30, 2010.

We have only one class of common stock.  We have no material commitments for capital expenditures within the next year, however, if drilling and exploration operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, as required by Rule 13a-15(b) of the Exchange Act, new management, including our Chief Executive and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our Chief Executive and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

As a result of our change in management subsequent to year end, the Company’s new management performed an evaluation of the Company’s internal controls over financial reporting for the six-month period ended December 31, 2010, and such controls were determined to be ineffective at the reasonable assurance level, as disclosed in the Company’s 10-KT filing for that period. During the nine months ended September 30, 2011, the Company’s new management team, including the Company’s Chief Executive and Accounting Officer, developed and implemented new internal controls over financial reporting which replaced the existing internal controls over financial reporting and evaluated the effectiveness of the design and operation of the Company’s new internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002 Section 404.  Accordingly, new management determined the design and operation of the Company’s newly implemented internal controls over financial reporting were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In a series of transactions commencing February 24, 2011 and ending September 30, 2011, the Company issued an aggregate of 528,344 shares of its common stock to the holders of convertible promissory notes, upon conversion of all or part of the principal amount of such notes.  The shares of common stock issued upon conversion were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Company made this determination based on the representations of each note holder that it is an “accredited investor,” as defined in Regulation D of the Securities Act.

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

November 21, 2011
Blugrass Energy Inc. (Registrant)

By:	/s/ Abram Janz
Abram Janz, Chief Executive Officer

By:	/s/ Abram Janz
Abram Janz, Chief Accounting Officer