Form 10-K
period 2011-03-31
Blugrass Energy, Inc.
filed 2012-04-12
CIK 1365748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Or

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

 Fiscal Year Ended December 31, 2011

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [_]       No  [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2011:  $230,731.

As of December 31, 2011, the registrant had 79,562,497 shares of common stock issued and outstanding.

BLUGRASS ENERGY INC.

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect or anticipate will occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements.

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

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Form 10-K. All forward-looking statements speak only as of the date of this Form 10-K. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

References in this Report on Form 10-K to “we,” “us,” “Blugrass  ” or “the Company” refer to Blugrass  Energy Inc., a Nevada corporation.

ITEM 1.  DESCRIPTION OF BUSINESS

General

Blugrass Energy Inc. ("Blugrass") is a publicly held corporation quoted on the OTC under the symbol BLUG.PK. The Company was incorporated under the laws of the State of Nevada on May 19, 2006 as Coastal Media, Inc.  On September 11, 2008, the Company amended its Articles of Incorporation to change its name to Blugrass Energy Inc.  Upon the reverse merger the new inception date is December 11, 2007.

Business Strategy

We continue to seek out opportunities to acquire additional oil and gas properties. However, the ability to consummate these transactions will likely be contingent on our ability to obtain financing.  Our goal is to acquire oil and gas acreage through purchase or merger with or acquisition of an oil and gas producing partner.  To date, we have no revenues and limited capital resources.  Our ability to continue as a going concern will depend on our ability to raise additional debt or equity capital in the near-term.  Our lease of 4,808 acres in Crockett County, in west Texas expired as of December 31, 2011 as we were unable to perform under the terms of the lease due to capital constraints.  Subsequent to December 31, 2011 we were unable renew the Soto Lease and we currently have no acreage under lease.  Management continues to attempt to raise additional debt and equity capital and is engaged in discussions with numerous potential capital sources.

Industry Operating Environment

The oil and gas industry is affected by many factors that we generally cannot control.  Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability.

Plans for 2012

During the 2012 fiscal year, the Company intends to continue its efforts to acquire, either by lease, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties. The Company intends to continue to raise funds to support the efforts through the sale of equity, debt securities and/or working interest partners.

Headquarters

As of December 31, 2011, Blugrass leases approximately 800 square feet in an office building at 13465 Midway Road, Suite 114, LB 10, Dallas, Texas  75244 that serves as corporate headquarters.

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

Competition

There is substantial competition in developing and acquiring oil and gas properties, securing and retaining personnel, conducting drilling and field operations and marketing production. Competitors in exploration, development, acquisitions and production include the major oil companies as well as numerous independent oil and gas companies, individual proprietors and others. As of December 31, 2011, we held no acreage under lease, placing us at a competitive disadvantage to peers.  Additionally, many competitors have financial and other resources substantially exceeding ours. Therefore, competitors may be able to pay more for desirable leases and evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources allow. Our ability to grow depends on our ability to raise additional capital, attract and retain quality personnel and identify and acquire suitable producing properties and prospects for future drilling. See “Item 1A. Risk Factors.”

Marketing and Customers

We currently have no production and no property held under lease.  In the event we are able to raise additional capital, acquire oil and gas properties suitable for drilling and successfully produce and extract hydrocarbons from those properties, we will market our natural gas and oil we will sell our natural gas pursuant to a variety of contractual arrangements, generally month-to-month and in longer term contracts that appear appropriate.  Sales will be based on the New York Mercantile Exchange (“NYMEX”) pricing, published regional index pricing or percentage of proceeds sales based on local indices.  Our natural gas will be sold to utilities, marketing companies and industrial users.  Proximity to local markets, availability of competitive fuels and overall supply and demand are factors affecting the prices for which our production will be sold.  Market volatility due to international political developments, overall energy supply and demand, fluctuating weather conditions, economic growth rates and other factors in the United States and wordwide have had, and will continue to have a significant effect on energy prices.

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

In addition many of the states in which we have owned or may potentially acquire regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields and the spacing and operation of wells. In addition, regulations governing conservation matters aimed at preventing the waste of oil and natural gas resources could affect the rate of production and may include maximum daily production allowable for wells on a market demand or conservation basis.

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

Employees

As of December 31, 2011, there was one full-time employee of the Company, its Chief Executive Officer, Abram Janz.

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

•	the domestic and foreign supply of oil and gas;

•	the price and availability of alternative fuels;

•	weather conditions;

•	the level of prices, and expectations about future prices, of oil and natural gas;

•	the level of consumer demand;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the price of foreign imports;

•	worldwide economic conditions;

•	the availability, proximity and capacity of transportation facilities and processing facilities;

•	the effect of worldwide energy conservation efforts;

•	risks associated with operating drilling rigs;

•	technical advances affecting energy consumption;

•	political conditions in oil and gas producing regions; and

•	domestic and foreign governmental regulations and taxes.

If oil and gas prices decrease or drilling efforts are unsuccessful, we may be required to record write downs of oil and gas properties as appropriate

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

Our future success depends on our ability to find, finance and produce reserves

Because the rate of production from oil and gas properties generally declines as reserves are depleted, our future success depends upon our ability to finance economically viable projects. Except to the extent that we acquire additional properties containing proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline as reserves are produced. Future oil and gas production, therefore, is highly dependent upon our level of success in in financing, acquiring or finding additional reserves that are economically recoverable. We cannot assure you that we will be able to find or acquire and develop additional reserves at an acceptable cost.

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

We do not maintain any insurance to cover exposure to potential loses under any of the above mentioned scenarios and we do not maintain any business interruption insurance. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs that is not fully covered by insurance, it could have a material adverse effect on our financial condition and results of operations.

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

Reserve estimation is a subjective process that involves estimating volumes to be recovered from underground accumulations of oil and gas that cannot be directly measured. As a result, different petroleum engineers, each using industry-accepted geologic and engineering practices and scientific methods, may calculate different estimates of reserves and future net cash flows based on the same available data. Because of the subjective nature of oil and gas reserve estimates, each of the following items may differ materially from the amounts or other factors estimated:

•	the amount and timing of oil and gas productions
•	the revenues and costs associated with that production; and
•	the amount and timing of future development expenditures

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

There are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phase of discussion or implementation. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

•	result in increased costs associated with our operations;
•	increase other costs to our business
•	affect the demand for natural gas, and
•	impact the process we charge our customers

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

Drilling is a high-risk activity

The cost of drilling, completing, and operating a well is often uncertain, and many factors can adversely affect the economics of a well. Our efforts, along with those of our independent operators, will be uneconomical if we drill dry holes or wells that are productive but do not produce enough oil and gas to be commercially viable after drilling, operating and other costs. Furthermore, our drilling and producing operations may be curtailed, delayed, or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of drilling rigs, equipment, labor, or other services;
•	unexpected operational events and drilling conditions;
•	reductions in oil and gas prices;
•	limitations in the market for oil and gas;
•	adverse weather conditions;
•	facility or equipment malfunctions;
•	equipment failures or accidents;
•	title problems
•	pipe or cement failures;
•	casing collapses
•	compliance with environmental and other government requirements;
•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures, and discharges of toxic gases;
•	lost or damaged oilfield drilling and service tools;
•	pressure or irregularities in formations;
•	fires;
•	natural disasters;
•	surface craterings and explosions; and
•	uncontrollable flows of oil, natural gas or well fluid.

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

Any failure to meet our debt obligations could harm our business, financial condition and results of operations

If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell shares, seek additional equity or restructure our debt. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and impair our liquidity.

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

Our stock price is volatile and you may not be able to resell shares of our common stock at or above the price you paid

The price of our common stock fluctuates significantly, which may result in losses for investors. We expect our stock to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	changes in oil and gas prices;

•	variations in drilling, recompletions, acquisitions and operating results;

•	changes in governmental regulation;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of comparable companies;

•	additions or departures of key personnel;

•	future sales of our stock;

•	statement changes in opinions, ratings, or earnings estimates made;

•	disparity between our reported results and any projections;

•	technological innovations by us or our competitors;

•	ability to maintain profitable relationships with our customers;

•	ability to report financial information in a timely manner; or

•	the markets in which our stock is traded.

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

ITEM 2. [Reserved]

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

Quarter Ended	HIGH	LOW
December 31, 2011	.003	.002
September 30, 2011	.002	.0002
June 30, 2011	.007	.0005
March 31, 2011	.005	.003
December 31, 2010	.007	.002
September 30, 2010	.012	.005
June 30, 2010	.045	.011
March 31, 2010	.053	.015

Holders

On December 31, 2011, there were over 5,000 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Blugrass made the following unregistered sales of its securities from January 1, 2011 through December 31, 2011:

DATE OF SALE	TITLE OF SECURITIES CLASS	NO. OF SHARES	CONSIDERATION
June 29, 2011	Common Stock	420,000	$25,200
June 29, 2011	Common Stock	420,000	$25,200

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the period ended December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Statements of Operations of Blugrass Energy, Inc.

Twelve Months Ended December 31, 2011

Sales	$	Nil
Gross Profit	$	Nil
Net Loss		$(3,786,993)
Net Loss Per Share, diluted	$	Nil

    Summary of Balance Sheet of Blugrass Energy Inc. as at December 31, 2011

Working Capital	$(1,389,207)
Total Assets	$6,212
Stockholders’ Deficit	$(4,889,207)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this report, as well as our other filings with the SEC. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and the cautionary note regarding “Forward-Looking Statements” appearing elsewhere in this Form 10-K.

Overview of our Business

We are an independent oil and natural gas exploration and production company.  We had no revenues during the period January 1, 2011 and December 31, 2011.  We have minimal capital and minimal cash.  We are illiquid and need cash infusions from investors or shareholders or loans from any sources to provide capital.

During the 2012 fiscal year, the Company intends to continue its efforts to acquire, either by lease, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties. The Company intends to continue to raise funds to support the efforts through the sale of equity and/or debt securities.

We use the successful efforts method of accounting for our oil and gas activities.  As of December 31, 2011, our corporate headquarters is located in Dallas, Texas.

For a more detailed discussion on risks related to our business and industry, see Item 1A, Risk Factors.

Results of Operations

For the 10-K period January 1, 2011 through December 31, 2011, we did not recognize any revenues from our business activities.  For the period January 1, 2011 through December 31, 2011, we incurred operating expenses of $2,944,035.  For the period January 1, 2011 through December 31, 2011, we incurred a net loss of $3,786,993.

The Company was unable to fulfill its drilling obligations under an oil and gas lease agreement by the expiration date of December 31, 2011.  As a result, management was unable to secure the renewal of that oil and gas lease and has recorded an impairment charge of $1,984,383 for the period ended December 31, 2011.

Operating Expenses

Operating expenses since February 23, 2011 totaled $2,944,035 and consisted of professional fees of approximately $348,441 and general and administrative expenses of approximately $611,211.  Professional fees included charges for accounting, consulting, engineering, investor relations and legal.  General and administrative fees included employee related expenses, meals and entertainment, travel related expenses including lodging, filing and bookkeeping services and rent and other office related expenses.

Liquidity

At December 31, 2011, we had total assets of $6,212.  At December 31, 2011, we had total liabilities of $4,895,419 including $630,889 in accounts payables and accrued liabilities.

As of December 31, 2011 and December 31, 2010 we had cash and cash equivalents of $1,581 and $0, respectively. We didn’t have any marketable securities as of December 31, 2011 and December 31, 2010, respectively. Our working capital was $(1,389,207) and $0 as of December 31, 2011 and December 31, 2010, respectively.

Capital Resources

We have only common stock as our capital resource.  We have no material commitments for capital expenditures within the next year; however, if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Going Concern

The Company's financial statements for the twelve months ended December 31, 2011, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $3,786,993 for the year ended December 31, 2011 and an accumulated deficit during the development stage of $3,786,993 as of December 31, 2011. At December 31, 2011, the Company had a working capital deficit of $1,389,207 and the Company had no revenues from its activities during the year ended December 31, 2011.

The Company’s financial statements as of December 31, 2011, have been prepared on the assumption that the Company will continue as a going concern.  Our independent accountants have issued a report stating that our lack of revenue, significant losses accumulated during the development stage, and our net capital deficiency raise substantial doubt as to our ability to continue as a going concern.  There can be no assurance that we will be able to continue as a going concern.

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

Revenue Recognition

Oil, gas and natural gas liquids revenues are recognized when the products are sold and delivery to the purchaser has occurred. We use the sales method to account for gas imbalances, recognizing revenue based on gas delivered rather than our working interest share of gas produced. We recognize the cost of revenues, such as transportation and compression expense, as a reduction of revenue. There were no revenues for the twelve months ended December 31, 2011.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the period covered by this report.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-K. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. During the course of our evaluation of our internal control over financial reporting, we advised our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Management’s Report on Internal Control Over Financial Reporting” below. Our Chief Executive Officer has concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were not effective.

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

(2)
provide reasonable assurance that transactions are recorded necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), which summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on our evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness identified resulted in the restatement of previously reported financial statements and related financial disclosures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Accounting Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. This lack of accounting staff results in a lack of segregation of duties, and accounting technical expertise necessary for an effective system of internal control.

Because of the material weakness described above, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies like us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the twelve months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM  10. Directors, Executive Officers and Corporate Governance

The following table set forth certain information regarding our directors and executive officers, effective December 31, 2011.

	Age	Tenure	Position

Abram Janz	60	2011	Director, President & CEO / Chief Accounting Officer

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

Laurence Maguire, who previously had served as Chief Financial Officer, resigned from the Company on September 30, 2011 but continues to serve as a financial advisor to the Company.

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

To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during 2011.

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

ITEM 11.  Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, for the years ended December 31, 2011 and 2010, to our highest paid executive officers and employees, who were employed by us during the years ended December 31, 2011 and 2010.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal periods.

SUMMARY COMPENSATION TABLE

The below table shows compensation of the named officers for the years ended December 31, 2011 and  2010:

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compen- sation
		($)	($)	($)	($)	(#)	($)	($)

Abram Janz,	2011	33,718
Chief Executive Officer	2010	23,419

Laurence Maguire,	2011	58,258
Chief Financial Officer	2010	95,586

Outstanding Equity Awards

The below table shows information of outstanding equity awards of the named officers at December 31, 2011 and 2010:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) non-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-

Compensation of Directors

For the years ended December 31, 2011 and 2010, the Company’s directors received no compensation for their services as directors. The Company has not established any standard arrangements pursuant to which directors have been compensated for their services, although all directors are reimbursed for out-of-pocket expenses, including those incurred in connection with attendance at Board of Directors meetings.  The Company may establish a compensation plan for its directors in the future.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of December 31, 2011 of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by:

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Petro Grande, LLC 13465 Midway Rd Ste 322 Lock Box 10 Dallas, TX 75244	46,294,337 shares	58.2%
Cede & Co. PO Box 222 Bowling Green Station New York, New York	17,083,059 shares	21.5%
Global Convertible Megatrend Ltd. Caceris BL C/O Scherrer & Partner Zurich, SWI 8002	4,400,000 shares	5.53%

(1)	We understand that each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

For the year ended December 31, 2011, none of the following persons has had any direct or indirect material interest in any transaction to which the Company was or is a party, or in any proposed transaction to which the Company proposes to be a party:

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

Since February 23, 2011, the Company has not changed the structure of its Board of Directors and currently, Mr. Abram Janz serve as both director, and as Chief Executive and Accounting Officer.  On September 30, 2011, Mr.  Laurence Maguire transitioned his role as Chief Financial Officer of Blugrass Energy Inc. (the “Company”), to that of a financial advisor. It is anticipated that independent directors will be added to the Board, however, the Company’s Board of Directors has not set a timetable for such action.

ITEM 14. Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed periods ended December 31, 2011 and December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2011	2010

Audit Fees	$56,801	$0

Tax Fees	$5,694	$0

All Other Fees	$0	$0

Total Fees	$62,495	$0

PART IV

ITEM 15. Financial Statements and Supplementary Data
Financial Statements

Report of Independent Registered Public Accounting Firm – Whitley Penn, LLP
Balance Sheets as of December 31, 2011 and 2010
Statements of Operations for the fiscal years ended December 31, 2011 and 2010
Statements of Shareholders’ Deficit for years ended December 31, 2011 and 2010
Statements of Cash Flows for years ended December 31, 2011, and 2010
Notes to Financial Statements

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

April 12, 2012

Blugrass Energy Inc. (Registrant)
/s/ Abram Janz
Abram Janz
Chief Executive Officer
and President, and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Blugrass Energy, Inc.

We have audited the accompanying balance sheets of Blugrass Energy, Inc. (the “Company”), as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, as of December 31, 2011, the Company has an accumulated deficit of $3,786,993 and negative working capital of $1,389,207, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Whitley Penn, LLP

Dallas, Texas

April 12, 2012

BLUGRASS ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$1,581	$-
Other receivable	4,631	-
Total current assets	6,212	-

Oil and gas properties - undeveloped	-	1,984,383

Total assets	$6,212	$1,984,383

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$342,373	$-
Accounts payable - related party	288,516	-
Notes payable	20,000	-
Line of credit	22,500	-
Convertible notes payable, net	305,518	-
Derivative liability	123,075	-
Accrued interest	100,841	-
Accrued interest - related party	192,596	-
Total current liabilities	1,395,419	-

Long-term note payable	3,500,000	-
Total liabilities	4,895,419	-

Commitments and Contingencies
Shareholders' equity (deficit):
Common stock par value $.005, 1,000,000,000 shares authorized,
79,562,497 and 0 issued and outstanding, in 2011 and 2010, respectively	397,846	-
Additional paid-in-capital	(1,500,060)	1,984,383
Deficit accumulated during the development stage	(3,786,993)	-
Total shareholders' equity (deficit)	(4,889,207)	1,984,383
Total liabilities and shareholders' equity (deficit)	$6,212	$1,984,383

See accompanying notes to the financial statements

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			December 11, 2007
	Year ended December 31,		(Inception) to
	2011	2010	December 31, 2011

Operating expenses:
Professional fees	$348,441	$-	$348,441
Impairment of oil and gas properties	1,984,383	-	1,984,383
General and administrative expenses	611,211	-	611,211
Total operating expenses	2,944,035	-	2,944,035

Other expense:
Loss on investment in Quad Energy	(500,000)	-	(500,000)
Interest expense	(150,362)	-	(150,362)
Interest expense - related party	(192,596)	-	(192,596)
Total other expense	(842,958)	-	(842,958)
Net Loss	(3,786,993)	-	(3,786,993)

Per share information:
Basic and diluted loss per common share	$(0.06)	$-

Weighted average shares outstanding	61,416,938	-

See accompanying notes to financial statements

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

				Deficit Accumulated	Total
				During	Stockholders'
	Common Stock		Additional	Development	Equity
	Shares	Amount	Paid-in-Capital	Stage	(Deficit)

Balance at December 11, 2007	-	$-	$1,984,383	$-	$1,984,383
Balance at December 31, 2010	-	-	1,984,383	-	1,984,383
Reverse Merger - February 23, 2011	69,818,386	349,092	(3,876,668)	-	(3,527,576)
Conversion of debentures	8,660,111	43,334	37,459	-	80,793
Common stock issued for services	244,000	1,220	35,380	-	36,600
Common stock and warrants issued	840,000	4,200	46,200	-	50,400
Stock compensation expense	-	-	273,186	-	273,186
Net loss	-	-	-	(3,786,993)	(3,786,993)
Balances at Decemebr 31, 2011	79,562,497	$397,846	$(1,500,060)	$(3,786,993)	$(4,889,207)

See accompanying notes to financial statements

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			December 11, 2007
	December 31,		(Inception) to
	2011	2010	December 31, 2011

Cash flows from operating activities:
Net Loss	$(3,786,993)	$-	$(3,786,993)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt discount amortization	133,344	-	133,344
Loss in investment in Quad Energy	500,000	-	500,000
Impairment of oil and gas properties	1,984,383	-	1,984,383
Stock issued for services	36,600	-	36,600
Stock compensation	273,186	-	273,186
Changes in assets and liabilities:
Other receivable	(4,631)	-	(4,631)
Accounts payable	(4,161)	-	(4,161)
Accounts payable - related party	288,516	-	288,516
Accrued interest	100,841	-	100,841
Accrued interest - related party	192,596	-	192,596
Net cash used in operating activities	(286,319)	-	(286,319)

Cash flows from financing activities:
Proceeds from issuance of short term notes	20,000	-	20,000
Proceeds from line of credit	22,500		22,500
Proceeds from convertible promissory notes	195,000	-	195,000
Proceeds from issuance of common stock and warrants	50,400	-	50,400
Net cash provided by financing activities	287,900	-	287,900

Net increase in cash and cash equivalents	1,581	-	1,581
Cash and cash equivalents at the beginning of the year	-	-	-
Cash and cash equivalents at the end of the year	$1,581	$-	$1,581

See accompanying notes to the financial statement

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1.   Organization – Nature of Operations

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

On February 23, 2011, Petro Grande, LLC (“Petro Grande”) consummated a transaction with Blugrass whereby Petro Grande acquired a controlling interest in Blugrass.  This transaction effected a change of control and Blugrass’ management team was replaced with Petro Grande’s management team.  Upon the reverse merger on February 23, 2011 the inception date of the Company changed to December 11, 2007, the date of the acquisition of the lease by Petro Grande, LLC.

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

Other Receivable – There was an other receivable totaling $4,631 and $0 as of December 31, 2011 and 2010, respectively.  The balance of other receivable as of December 31, 2011 consisted of amounts representing business related expenses owed to the Company.

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011 AND 2010

Summary of Significant Accounting Policies - Continued

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

Income Taxes – The Company estimates its current tax position together with its future tax consequences attributable to temporary differences resulting from differing treatment of items, such as depreciation and other reserves for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Management must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences. To the extent management believes that recovery is unlikely, management establishes a valuation allowance against these deferred tax assets. Significant judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its deferred tax assets.  At December 31, 2011 and 2010, the Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty these assets will be used in the future.

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011 AND 2010

Summary of Significant Accounting Policies – continued

As of January 1, 2009, the Company adopted Accounting Standard Codification “ASC” Topic No. 740-10, Income Taxes. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more likely than not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. ASC 740-10 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions and it has expanded disclosure requirements. The adoption of ASC 740-10 had no impact on the Company’s financial statements and there are no uncertain tax positions as of December 31, 2011. The Company is currently subject to a three year statute of limitation by major tax jurisdictions.

3.   Reverse Merger

On February 23, 2011, the Company was acquired by Petro Grande, which contributed a significant oil and gas lease covering acreage located in Crockett County, Texas from Petro Grande as consideration in exchange for 52,294,336 shares of the Company’s restricted common plus a promissory note in the amount of $3.5 million. On the closing date of the PG Transaction, a change in control of the Company occurred and the senior management and directors of Blugrass resigned and were replaced by Petro Grande’s management team. Although Petro Grande is the surviving legal entity; Blugrass remained the financial reporting entity and the merger was treated as a reverse recapitalization as, prior to the PG transaction, Blugrass was a public holding company with limited assets or operations and, upon completion of the PG transaction, Petro Grande shareholders emerged with a controlling 77% interest in the merged Company.

4.   Oil and Gas Properties

The Company was unable to fulfill its drilling obligations under the Soto Lease agreement by the lease expiration date of December 31, 2011.  As a result, management was unable to secure the renewal of the Soto Lease.  In accordance, management has reduced the amount recorded as “Oil and gas properties – undeveloped” as of the December 31, 2011 balance sheet, to $0.

5.   Acquisitions and Dispositions

On January 24, 2011, the Company entered into an asset purchase agreement with Quad Energy Corp. (“Quad Energy”) for the sale of 100% of the Company’s rights, title and interest to certain properties located in and around the Cave Pool Unit (Marks and Garner Productions) in Eddy County, New Mexico (the “Eddy County Properties”). The Eddy County Properties consist of leasehold interests in approximately 2,800 acres and all existing equipment used to produce oil and natural gas located on the Eddy County Properties. As consideration for the transaction the Company was to receive 5,000,000 shares of Quad Energy’s common stock, valued at $.10 per share. The transaction closed on January 25, 2011 and the Company recorded an investment in Quad Energy in the amount of $500,000. As of December 31, 2011 the value of the investment in Quad Energy had decreased to $0 and the Company recorded a loss on the statement of operations of $500,000 as the Company considers the loss other than temporary.

For accounting purposes, in a transaction like the PG Transaction, which is accounted for as a reverse recapitalization, the legal acquiree, Blugrass, has been treated as the continuing reporting entity.  Furthermore, this and future reports to be filed by the Company after the reverse recapitalization will parallel the financial reporting required under generally accepted accounting principles (“GAAP”) as if Blugrass, the accounting acquirer were the legal successor in connection with the Company’s reporting obligation, as registrant, as of the date of the PG Transaction.  Blugrass, as the accounting acquirer, is considered, as of the date of consummation of the PG Transaction, to be predecessor as registrant.  The assets and liabilities of Blugrass have been brought forward at their book value and no goodwill has been recognized.

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011 AND 2010

5.   Acquisitions and Dispositions - continued

For accounting purposes, in a transaction like the PG Transaction, which is accounted for as a reverse recapitalization, the legal acquiree, Blugrass, has been treated as the continuing reporting entity.  Furthermore, this and future reports to be filed by the Company after the reverse recapitalization will parallel the financial reporting required under generally accepted accounting principles (“GAAP”) as if Blugrass, the accounting acquirer were the legal successor in connection with the Company’s reporting obligation, as registrant, as of the date of the PG Transaction.  Blugrass, as the accounting acquirer, is considered, as of the date of consummation of the PG Transaction, to be predecessor as registrant.  The assets and liabilities of Blugrass have been brought forward at their book value and no goodwill has been recognized.

Acquisition of the Soto Lease also included an option to participate as a working interest partner in drilling programs sponsored on an additional 9,850 acres (currently held by Petro Grande) located in close proximity to the Company’s Soto Lease.  This acreage also benefits from 3D seismic imaging.

The Company was unable to fulfill its drilling obligations under the Soto Lease agreement by the lease expiration date of December 31, 2011.  As a result, management was unable to secure the renewal of the Soto Lease.  In accordance, management has reduced the amount recorded as “Oil and gas properties – undeveloped” as of the December 31, 2011 balance sheet, to $0.

6.   Going Concern

The Company’s financial statements for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $3,786,993 for the year ended December, 31, 2011, and an accumulated deficit during the development stage of $3,786,993 as of December 31, 2011.  At December 31, 2011, the Company had a working capital deficit of $1,389,207 and the Company had no revenues from its activities during the years ended December 31, 2011 and 2010.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2012 fiscal year, the Company intends to continue its efforts to acquire, either by lease, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties. The Company intends to continue to raise funds to support the efforts through the sale of equity and/or debt securities.

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

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011 AND 2010

7.   Notes Payable

In conjunction with the PG Transaction, the Company issued a note payable in the amount of $3.5 million (the “PG Note Payable”) on February 23, 2011.  The PG Note Payable accrues interest at the rate of 6.5% per annum.  The balance of the PG Note Payable along with any accrued and unpaid interest is due on February 22, 2013.

On May 12, 2011 the Company issued an unsecured note payable in the amount of $20,000 (the “Ladner Note”).  The Ladner Note matured on August 31, 2011, and is considered to be in default.  The note includes a “bonus payment” of $2,500 due at maturity.  The “bonus payment” is equivalent to interest which accrues at an annual rate of 12.5%.

8.   Line of Credit

On October 7, 2011, the Company entered into an unsecured Line of Credit with a third party for up to $100,000.  The Line of Credit carries an interest rate of 12% per annum on amounts outstanding and is scheduled to mature on October 7, 2012.  In the event of a default under the Line of Credit, the interest rate on the Line of credit increases to the lower of 14% per annum or the maximum amount allowed by law.  As of December 31, 2011, the Company had $22,500 outstanding under the line of credit.

9.   Convertible Promissory Notes

As of December 31, 2011, the Company had outstanding $333,666 of unsecured convertible commercial promissory notes (the “Convertible Promissory Notes”).

On April 8, 2011 the Company issued a Convertible Promissory Note (the “April 2011 Convertible Promissory Note”) in the amount of $75,000. The April 2011 Convertible Promissory Note accrues interest at a rate of 8% per annum.  The principal balance and accrued interest under the April 2011 Convertible Promissory Note is due on January 12, 2012.  Holders of the April 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after April 8, 2011.  The April 2011 Convertible Promissory Note is convertible at a per share price equal to 60% of the average of the lowest 5 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion.   In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest, and the April 2011 Convertible Promissory Note accrues interest at a rate of 22% per annum until paid or converted.

On May 19, 2011 the Company issued a Convertible Promissory Note (the “May 2011 Convertible Promissory Note”) in the amount of $42,500. The May 2011 Convertible Promissory Note accrues interest at a rate of 8% per annum.  The principal balance and accrued interest under the May 2011 Convertible Promissory Note is due on January 12, 2012.  Holders of the May 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after May 19, 2011.  The May 2011 Convertible Promissory Note is convertible at a per share price equal to 60% of the average of the lowest 5 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest, and the May 2011 Convertible Promissory Note accrues interest at a rate of 22% per annum until paid or converted.

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011 AND 2010

9.   Convertible Promissory Notes - continued

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

On October 14, 2011, the note holder of the April 2011 Convertible Promissory Notes elected to convert $10,000 principal amount of the April 2011 Convertible Promissory Notes into 1,369,863 shares of common stock in the Company based on a conversion price of $0.0073 per share. On November  21, 2011, the note holder of the April 2011 Convertible Promissory Notes elected to convert $12,000 principal amount of the April 2011 Convertible Promissory Notes into 3,428,571 shares of common stock in the Company based on a conversion price of $0.0035 per share. On December 29, 2011, the note holder of the April 2011 Convertible Promissory Notes elected to convert $6,000 principal amount of the April 2011 Convertible Promissory Notes into 3,333,333 shares of common stock in the Company based on a conversion price of $0.0018 per share.  As of December 31, 2011, the balance of the April 2011 Convertible Promissory Notes was $47,000.

The Company determined that the conversion features in the April, May, July, and August 2011 Convertible Promissory Notes (collectively, the “Convertible Promissory Notes”) should be accounted for as a convertible note derivative liability. The conversion features are treated as a derivative and recorded at their fair value. Accordingly, the Company recorded a derivative liability and debt discount for each of the Convertible Promissory Notes. As of December 31, 2011 the derivative liability for the Convertible Promissory Notes recorded on the Company’s balance sheet, adjusted for the conversions noted earlier, totaled $123,075. During the period ended December 31, 2011 a charge to debt discount in the amount of $133,344 was expensed through interest expense. At December 31, 2011 the debt discount was $28,148. The Company will continue to reevaluate the derivative liability in future reporting periods and adjust the derivative liability as necessary. This derivative will continue to be marked to market in accordance with FASB ASC 815.

As of December 31, 2011, Convertible Promissory Notes totaling $166,666 were in payment default and, accordingly, accrued interest at a rate of 18% per annum.  For the period ended December 31, 2011, the Company accrued interest related to the Convertible Promissory Notes totaling $33,946.  Subsequent to December 31, 2011, the Company converted Convertible Promissory Notes totaling $66,666 along with accrued and unpaid interest of $12,734 to 1,621,333 shares of common stock.

The balance of the Convertible Promissory Notes consists of the following instruments:

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011 AND 2010

9.   Convertible Promissory Notes - continued

			Ending	Stated	Default			Effective
	Principal	Debt	Balance	Interest	Interest	Current		Interest
Date of Issuance	@ 12/31/11	Discount	@ 12/31/11	Rate	Rate	Rate		Rate
11/17/2008	50,000	-	50,000	6.0%	18.0%	18.0%	(1)	88.00%
12/9/2008	33,333	-	33,333	6.0%	18.0%	18.0%	(1)	88.00%
12/9/2008	33,333	-	33,333	6.0%	18.0%	18.0%	(1)	88.00%
1/29/2009	50,000	-	50,000	6.0%	18.0%	18.0%	(1)	88.00%
1/12/2011	47,000	-	47,000	8.0%		8.0%		74.67%
2/23/2011	42,500	3,148	39,352	8.0%		8.0%		74.67%
4/17/2011	35,000	9,545	25,455	8.0%		8.0%		89.82%
5/15/2011	42,500	15,455	27,045	8.0%		8.0%		89.82%
Total	333,666	28,148	305,518
(1) Currently in default

10.   Income Taxes

No provision for federal income taxes has been recognized for the years ended December 31, 2011 and 2010 as the Company has a net operating loss carry forward for income tax purposes available in each period.  Additionally, it is uncertain if the Company will have taxable income in the future so a valuation allowance has been established for the full value of net tax assets. The deferred tax asset consists of net operating loss carry forwards and the Company has no deferred tax liabilities.

At December 31, 2011, the Company has net operating loss carry forwards of $6,355,135 for federal income tax purposes. These net operating loss carry forwards may be carried forward in varying amounts until 2031 and may be limited in their use due to significant changes in the Company's ownership.

	December 31,
	2011	2010
Net operating loss carryforwards	$2,160,746	$873,168
Less: valuation allowance	(2,160,746)	(873,168)
Net deferred tax asset	$-	$-

The Company has valued its net deferred tax asset at zero with a valuation allowance due to the substantial doubt taxable income will be generated in the future to utilize the deferred tax asset.

11.  Subsequent Events

On January 19, 2012, the note holder of the April 2011 Convertible Promissory Notes elected to convert $6,000 principal amount of the April 2011 Convertible Promissory Notes into 3,529,412 shares of common stock in the Company based on a conversion price of $0.0017 per share.

On February 7, 2012, the note holder of the April 2011 Convertible Promissory Notes elected to convert $4,500 principal amount of the April 2011 Convertible Promissory Notes into 3,214,286 shares of common stock in the Company based on a conversion price of $0.0014 per share.

On March 7, 2012, the note holder of the April 2011 Convertible Promissory Notes elected to convert $18,000 principal amount of the April 2011 Convertible Promissory Notes into 7,826,087 shares of common stock in the Company based on a conversion price of $0.0023 per share.  As of March 7, 2012, the balance of the April 2011 Convertible Promissory Notes totaled $18,500.

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011 AND 2010

11.  Subsequent Events - continued

On March 7, 2012, the $3,500,000 PG Note Payable and accrued and unpaid interest totaling $215,035 were converted to 74,300,700 shares of common stock.

On March 7, 2012, trade payables in the amount of $150,000 were converted to 3,000,000 shares of common stock.

On March 7, 2012, a convertible promissory note in the amount of $33,333 and accrued and unpaid interest in the amount of $6,367 were converted to 794,000 shares of common stock.

On March 7, 2012, a convertible promissory note in the amount of $33,333 and accrued and unpaid interest in the amount of $6,367 were converted to 827,333 shares of common stock.

Subsequent to December 31, 2011 the Company made two separate draws under its Line of Credit, $10,000 and $50,000, respectively.  The funds were borrowed on January 1, 2012 and February 17, 2012.  As of February 17, 2012 the amount drawn under the Line of Credit totaled $82,500.  The Company had remaining undrawn capacity under the Line of Credit of $17,500.

On March 5, 2012, The Company entered into a non-binding letter agreement with RiverBend Drilling Partners, LLC (“Seller”) to acquire all assets the Seller has the right re-acquire through another third party. These assets represent a 19.0% interest in the DeAgua Area of Woods County, Oklahoma and include a proportionate interest in approximately 4,000 gross acres, well bores and associated equipment and infrastructure.  The proposed acquisition price includes 2,000,000 shares of common stock of Blugrass issued to Seller and approximately $1,062,990 cash paid and a $400,000 3 year convertible note issued to Eagle Energy.  Additionally, the Company will be required to issue additional equity to the third party, the amount of which will be based on a function of production of the acquired assets as outlined in the letter agreement dated March 5, 2012.  Closing is scheduled for no later than April 30, 2012.  The transaction is contingent upon Blugrass securing the appropriate financing.