Form 10-Q
period 2012-03-31
Blugrass Energy, Inc.
filed 2012-05-21
CIK 1365748

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer [_]	Accelerated Filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

There were 173,054,315 shares of Common Stock outstanding as of May 10, 2012.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
		Page

	Balance Sheets – March 31, 2012 and December 31, 2011	1

	Statements of Operations -
	Three months ended March 31, 2012 and 2011 and
	From December 11, 2007 (Inception) to March 31, 2012	2

	Statements of Shareholders’ Deficit	3

	Statements of Cash Flows –
	Three months ended March 31, 2012 and 2011 and
	From December 11, 2007 (Inception) to March 31, 2012	4

	Notes to the Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	– Not Applicable	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		12

Item 1.  Financial Statements

BLUGRASS ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets:
Cash	$-	$1,581
Other receivable	8,178	4,631
Total current assets	8,178	6,212

Total assets	$8,178	$6,212

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$359,846	$342,373
Accounts payable - related party	127,667	288,516
Notes payable	20,000	20,000
Line of credit	97,500	22,500
Convertible notes payable, net	237,364	305,518
Derivative liability	116,348	123,075
Accrued interest	124,694	100,841
Accrued interest - related party	-	192,596
Total current liabilities	1,083,419	1,395,419

Long-term note payable	-	3,500,000
Total liabilities	1,083,419	4,895,419

Commitments and Contingencies
Shareholders' deficit:
Common stock par value $.005, 1,000,000,000 shares authorized,
173,054,315 and 79,562,497 issued and outstanding, respectively	865,305	397,846
Additional paid-in-capital	2,086,001	(1,500,060)
Deficit accumulated during the development stage	(4,026,547)	(3,786,993)
Total shareholders' deficit	(1,075,241)	(4,889,207)
Total liabilities and shareholders' deficit	$8,178	$6,212

 (See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			December 11, 2007
	Three Months Ended	Three Months Ended	(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Operating expenses:
Professional fees	$66,848	$77,843	$415,289
Impairment of oil and gas properties	-	-	1,984,383
General and administrative expenses	89,395	95,605	700,606
Total operating expenses	156,243	173,448	3,100,278

Other expense:
Loss on investment in Quad Energy	-	(325,000)	(500,000)
Interest expense	(60,872)	(2,958)	(211,234)
Interest expense - related party	(22,439)	(22,438)	(215,035)
Total other expense	(83,311)	(350,396)	(926,269)
Net Loss	(239,554)	(523,844)	(4,026,547)

Per share information:
Basic and diluted loss per common share	$(0.002)	$(0.02)

Weighted average shares outstanding	108,133,063	31,561,142

(See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' DEFICIT
December 11, 2007 (Inception) through
March 31, 2012

				Deficit Accumulated
				During	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in-Capital	Stage	Equity (Deficit)

Balance at December 11, 2007	-	$-	$1,984,383	$-	$1,984,383
Balance at December 31, 2010	-	-	1,984,383	-	1,984,383
Reverse Merger - February 23, 2011	69,818,386	349,092	(3,876,668)	-	(3,527,576)
Conversion of debentures	8,660,111	43,334	37,459	-	80,793
Common stock issued for services	244,000	1,220	35,380	-	36,600
Common stock and warrants issued	840,000	4,200	46,200	-	50,400
Stock compensation expense	-	-	273,186	-	273,186
Net loss	-	-	-	(3,786,993)	(3,786,993)
Balances at Decemebr 31, 2011	79,562,497	397,846	(1,500,060)	(3,786,993)	(4,889,207)
Conversion of debentures	93,491,818	467,459	3,555,672	-	4,023,131
Stock compensation expense	-	-	30,389	-	30,389
Net loss	-	-	-	(239,554)	(239,554)
Balances at March 31, 2012	173,054,315	$865,305	$2,086,001	$(4,026,547)	$(1,075,241)

(See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASHFLOWS
(Unaudited)

			December 11, 2007
	Three Months Ended	Three Months Ended	(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Cash flows from operating activities:
Net Loss	$(239,554)	$(523,844)	$(4,026,547)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Debt discount amortization	24,285	-	157,629
Loss on investment in Quad Energy	-	325,000	500,000
Impairment of oil and gas properties	-	-	1,984,383
Stock issued for services	-	27,000	36,600
Stock compensation	30,389	24,123	303,575
Changes in assets and liabilities:
Other receivable	(3,547)	(6,296)	(8,178)
Accounts payable	17,473	73,784	13,312
Accounts payable - related party	(10,849)	-	277,667
Accrued interest	90,222	67,031	191,063
Accrued interest - related party	-	22,438	192,596
Net cash provided by (used in) operating activities	(91,581)	9,236	(377,900)

Cash flows from financing activities:
Proceeds from issuance of short term notes	-	-	20,000
Proceeds from line of credit	75,000	-	97,500
Proceeds from convertible promissory notes	15,000	-	210,000
Proceeds from issuance of common stock and warrants	-	-	50,400
Net cash provided by financing activities	90,000	-	377,900

Net increase (decrease) in cash and cash equivalents	(1,581)	9,236	-
Cash and cash equivalents at the beginning of the period	1,581	-	-
Cash and cash equivalents at the end of the period	$-	$9,236	$-

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash activities:
Debt and interest converted to equity	$4,023,131	$-	$4,103,923

 (See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2012

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

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan.  The Company has not earned  revenues from planned operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company”.  Among the disclosures required are that the Company’s financial statements of operations, shareholders’ deficit and cash flows disclose activity since the date of the Company’s inception.

Basis of Presentation

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Summary of Significant Accounting Policies

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

Other Receivable – There was an other receivable totaling $8,178 and $4,631 as of March 31, 2012 and December 31, 2011, respectively.  The balance of other receivable as of March 31, 2012 consisted of amounts representing business related expenses owed to the Company.

Going Concern

The Company’s financial statements for the three-month period ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $239,554 for the three-month period ended March 31, 2012, and an accumulated deficit during the development stage of $4,026,547 as of March 31, 2012.  At March 31, 2012, the Company had a working capital deficit of $1,075,241 and the Company had no revenues from its activities during the three-month period ended March 31, 2012.

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

In conjunction with the 2011 PG Transaction, the Company issued a note payable in the amount of $3.5 million (the “PG Note Payable”) on February 23, 2011.  The PG Note Payable accrues interest at the rate of 6.5% per annum.  On March 7, 2012, the $3,500,000 PG Note Payable and accrued and unpaid interest totaling $215,035 were converted to 74,300,700 shares of common stock.

Line of Credit

On October 7, 2011, the Company entered into an unsecured Line of Credit with a third party for up to $100,000.  The Line of Credit carries an interest rate of 12% per annum on amounts outstanding and is scheduled to mature on October 7, 2012.  In the event of a default under the Line of Credit, the interest rate on the Line of Credit increases to the lower of 14% per annum or the maximum amount allowed by law.  As of March 31, 2012, the Company had $97,500 outstanding under the Line of Credit.

Convertible Promissory Notes

As of March 31, 2012, the Company had outstanding $253,500 of unsecured convertible commercial promissory notes (the “Convertible Promissory Notes”).

On April 8, 2011 the Company issued a Convertible Promissory Note (the “April 2011 Convertible Promissory Note”) in the amount of $75,000. The April 2011 Convertible Promissory Note accrues interest at a rate of 22% per annum.  The principal balance and accrued interest under the April 2011 Convertible Promissory Note was due on January 12, 2012, and is in default.  Holders of the April 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after April 8, 2011.  As of March 31, 2012, $28,500 of the principal amount was converted. The April 2011 Convertible Promissory Note is convertible at a per share price equal to 60% of the average of the lowest 5 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion.   In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest.

Convertible Promissory Notes - continued

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

On May 19, 2011 the Company issued a Convertible Promissory Note (the “May 2011 Convertible Promissory Note”) in the amount of $42,500. The May 2011 Convertible Promissory Note accrues interest at a rate of 22% per annum.  The principal balance and accrued interest under the May 2011 Convertible Promissory Note was due on February 23, 2012.  Holders of the May 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after May 19, 2011.  The May 2011 Convertible Promissory Note is convertible at a per share price equal to 60% of the average of the lowest 5 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest.

On July 12, 2011, the Company issued a Convertible Promissory Note (the “July 2011 Convertible Promissory Note”) in the amount of $35,000.  The balance of the July 2011 Convertible Promissory Note is payable in full on April 17, 2012.  The July 2011 Convertible Promissory Note accrues interest at a rate of 8% per annum.  Holders of the July 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after July 12, 2011.  The July 2011 Convertible Promissory Note is convertible at a per share price equal to 55% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest, which accrues interest at a rate of 22% per annum until paid or converted.

On August 11, 2011, the Company issued a Convertible Promissory Note (the “August 2011 Convertible Promissory Note”) in the amount of $42,500.  The balance of the August 2011 Convertible Promissory Note is payable in full on May 15, 2012.  The August 2011 Convertible Promissory Note accrues interest at a rate of 8% per annum.  Holders of the August 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after August 15, 2011.  The August 2011 Convertible Promissory Note is convertible at a per share price equal to 55% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest, which accrues interest at a rate of 22% per annum until paid or converted.

Convertible Promissory Notes - continued

On March 28, 2012, the Company issued a Convertible Promissory Note (the “March 2012 Convertible Promissory Note”) in the amount of $15,000.  The balance of the March 2012 Convertible Promissory Note is payable in full on January 13, 2013.  The March 2012 Convertible Promissory Note accrues interest at a rate of 8% per annum.  Holders of the March 2012 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after March 28, 2012.  The March 2012 Convertible Promissory Note is convertible at a per share price equal to 65% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest, which accrues interest at a rate of 22% per annum until paid or converted.

The Company determined that the conversion features in the April, May, July, August 2011, and march 2012 Convertible Promissory Notes (collectively, the “Convertible Promissory Notes”) should be accounted for as a convertible note derivative liability. The conversion features are treated as a derivative and recorded at their fair value. Accordingly, the Company recorded a derivative liability and debt discount for each of the Convertible Promissory Notes. As of March 31, 2012 the derivative liability for the Convertible Promissory Notes recorded on the Company’s balance sheet, adjusted for the conversions noted earlier, totaled $116,348. During the period ended March 31, 2012 a charge to debt discount in the amount of $24,285 was expensed through interest expense. At March 31, 2012 the debt discount was $16,137. The Company will continue to reevaluate the derivative liability in future reporting periods and adjust the derivative liability as necessary. This derivative will continue to be marked to market in accordance with FASB ASC 815.

As March 31, 2012 Convertible Promissory Notes totaling $161,000 were in payment default and, accordingly, accrued interest at a rate of 18% to 22% per annum.  During the three months-ended March 31, 2012, convertible promissory note in the amount of $66,666 and accrued and unpaid interest in the amount of $12,734 were converted to 1,621,333 shares of common stock. For the three-month period ended March 31, 2011, the Company accrued interest related to the Convertible Promissory Notes totaling $59,462.

The balance of the Convertible Promissory Notes consists of the following instruments:

			Ending	Stated	Default			Effective
	Principal	Debt	Balance	Interest	Interest	Current		Interest
Date of Issuance	@ 3/31/12	Discount	@ 3/31/12	Rate	Rate	Rate		Rate
11/17/2008	50,000	-	50,000	6.0%	18.0%	18.0%	(1)	88.00%
1/29/2009	50,000	-	50,000	6.0%	18.0%	18.0%	(1)	88.00%
1/12/2011	18,500	-	18,500	8.0%	22.0%	8.0%	(1)	74.67%
2/23/2011	42,500	-	42,500	8.0%	22.0%	8.0%	(1)	74.67%
4/17/2011	35,000	-	35,000	8.0%		8.0%		89.82%
5/15/2011	42,500	3,863	38,637	8.0%		8.0%		89.82%
3/28/2012	15,000	12,273	2,727	8.0%		8.0%		89.82%
Total	253,500	16,136	237,364
(1) Currently in default

Fair Value of Instruments

The Company's financial instruments, including cash, other receivable and account payable and accrued liabilities approximated fair value due to the short-term nature of those instruments.  The carrying value of notes payable and convertible notes payable approximates fair value as these instruments bear market rates of interest.  None of these instruments are held for trading purposes.

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

Business and Plan of Operations

General

Blugrass Energy Inc. is a publicly held Nevada corporation listed on the OTC under the symbol BLUG.PK.   The Company was incorporated under the laws of the State of Nevada on May 19, 2006 as Coastal Media Inc.  On September 11, 2008, the Company amended its Articles of Incorporation to change its name to Blugrass Energy Inc. Upon the reverse merger recapitalization the new inception date is December 11, 2007.

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

Results of Operations

For the Three months Ended March 31, 2012 compared to the Three months Ended March 31, 2011

We are still in our development stage and have no revenues to date.  We incurred operating expenses of $156,243 and $173,448 for the three-month periods ended March 31, 2012 and 2011, respectively. The decrease in operation expenses is the result of professional fees and in general and administrative expenses during the current quarter compared to the same quarter in the prior year.

During the three months ended March 31, 2012, we recognized a net loss of $239,554 compared to a net loss of $523,844 for the three months ended March 31, 2011. The decrease was attributed to the result of the January 24, 2011, asset purchase agreement (the “Asset Purchase Agreement”) with Quad Energy Corp. (“Quad Energy” or the “Buyer”) for the sale of 100% of the Company’s rights, title and interest to certain properties. At March 31, 2011, the value of the investment in Quad Energy had decreased and the Company recorded an unrealized loss (other expenses) on the statement of operations of $325,000 as the decrease in value was determined to be other than temporary.

Liquidity and Capital Resources

At March 31, 2012, we had total assets of $8,178 consisting of an other asset. At March 31, 2012, we had total current liabilities of $1,083,419 consisting of accounts payable totaling $487,513, accrued interest totaling $124,694, notes payable totaling $20,000, line of credit totaling $97,500, $237,364 of convertible promissory notes outstanding, net of debt discount, and derivative liability of $116,348.

At December 31, 2011, we had total assets of $6,212 consisting of cash and an other asset. At December 31, 2011, we had total current liabilities of $1,395,419 consisting of accounts payable totaling $630,889, accrued interest totaling $293,437, notes payable totaling $20,000, line of credit totaling $22,500, $305,518 of convertible promissory notes outstanding, net of debt discount, and derivative liability of $123,075. At December 31, 2011, we had a long term note of $3,500,000, which was converted to common stock during the period ended March 31, 2012.

During the three months ended March 31, 2012, we used cash of $91,581 in operations, and our source of cash inflows was from financing activities totaling $90,000.

During the three months ended March 31, 2011, we generated cash of $9,236 in operations.

We have only one class of common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-Q. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q. During the course of our evaluation of our internal control over financial reporting, we advised our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our Chief Executive Officer has concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-Q, our Disclosure Controls were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 1A.  Risk Factors.

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Report on Form 10-K for the year ended December 31, 2011. There have been no material changes from the risk factors previously disclosed in that Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2012, the Company issued an aggregate of 3,000,000 shares of its common stock to a provider of professional services to the Company, in lieu of the payment of cash for such services. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Company made this determination based on the provider’s long-standing business relationship with the Company and knowledge and experience in financial and business matters. Appropriate legends have been affixed to all shares of the Company’s common stock issued in the transaction.

On March 7, 2012, the Company issued an aggregate of 1,621,333 shares of its common stock to the holders of convertible promissory notes, upon conversion of all or part of the principal amount of such notes.  The shares of common stock issued upon conversion were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Company made this determination based on the representations of each note holder that it is an “accredited investor,” as defined in Regulation D of the Securities Act.

On March 7, 2011, the Company issued an aggregate of 74,300,700 shares of its common stock to the holder of a note payable upon conversion of all or part of the principal amount of such notes. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Company made this determination based on the provider’s long-standing business relationship with the Company and knowledge and experience in financial and business matters. Appropriate legends have been affixed to all shares of the Company’s common stock issued in the transaction.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.  Mine Safety Disclosures.

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

May 21, 2012
Blugrass Energy Inc. (Registrant)
By:	/s/ Abram Janz
Abram Janz, Chief Executive Officer

By:	/s/ Abram Janz
Abram Janz, Chief Accounting Officer