Form 10-Q
period 2012-09-30
Blugrass Energy, Inc.
filed 2012-11-19
CIK 1365748

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

(214) 695-5848
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
Yes [_]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [_]	Accelerated Filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

There were 275,064,898 shares of Common Stock outstanding as of November 12, 2012.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
		Page

	Balance Sheets – September 30, 2012 and December 31, 2011	1

	Statements of Operations -
	Three and Nine months ended September 30, 2012 and 2011 and
	From December 11, 2007 (Inception) to September 30, 2012	2

	Statements of Shareholders’ Deficit	3

	Statements of Cash Flows –
	Nine months ended September 30, 2012 and 2011 and
	From December 11, 2007 (Inception) to September 30, 2012	4

	Notes to the Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	– Not Applicable	10

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		12

Item 1.  Financial Statements

BLUGRASS ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets:
Cash	$253	$1,581
Other receivable	8,698	4,631
Total current assets	8,951	6,212

Total assets	$8,951	$6,212

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$396,245	$342,373
Accounts payable - related party	127,867	288,516
Notes payable	20,000	20,000
Line of credit	97,500	22,500
Convertible notes payable, net	304,250	305,518
Derivative liability	115,542	123,075
Accrued interest	156,730	100,841
Accrued interest - related party	-	192,596
Total current liabilities	1,218,134	1,395,419

Long-term note payable	-	3,500,000
Total liabilities	1,218,134	4,895,419

Commitments and Contingencies
Shareholders' deficit:
Common stock par value $.005, 1,000,000,000 shares authorized,
275,064,898 and 79,562,497 issued and outstanding, respectively	1,375,358	397,846
Additional paid-in-capital	1,722,927	(1,500,060)
Deficit accumulated during the development stage	(4,307,468)	(3,786,993)
Total shareholders' deficit	(1,209,183)	(4,889,207)
Total liabilities and shareholders' deficit	$8,951	$6,212

 (See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					December 11, 2007
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Operating expenses:
Professional fees	$25,400	$39,943	$119,449	$291,721	$467,890
Impairment of oil and gas properties	-	-	-	-	1,984,383
General and administrative expenses	35,796	192,192	159,051	673,531	770,262
Total operating expenses	61,196	232,135	278,500	965,252	3,222,535

Other expense:
Loss on investment in Quad Energy	-	(10,000)	-	(485,000)	(500,000)
Interest expense	(44,011)	(54,286)	(219,537)	(93,456)	(369,899)
Interest expense - related party	-	(56,719)	(22,438)	(135,877)	(215,034)
Total other expense	(44,011)	(121,005)	(241,975)	(714,333)	(1,084,933)
Net Loss	$(105,207)	$(353,140)	$(520,475)	$(1,679,585)	$(4,307,468)

Per share information:
Basic and diluted loss per common share	$(0.000)	$(0.005)	$(0.003)	$(0.03)

Weighted average shares outstanding	259,810,569	70,866,638	185,677,072	56,639,796

 (See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' DEFICIT
December 11, 2007 (Inception) through September 30, 2012

				Deficit Accumulated	Total
	Common Stock		Additional	During	Stockholders'
	Shares	Amount	Paid-in-Capital	Development Stage	Equity (Deficit)

Balance at December 11, 2007 (Inception)	-	$-	$1,984,383	$-	$1,984,383
Balance at December 31, 2010	-	-	1,984,383	-	1,984,383
Reverse Merger - February 23, 2011	69,818,386	349,092	(3,876,668)	-	(3,527,576)
Conversion of debentures	8,660,111	43,334	37,459	-	80,793
Common stock issued for services	244,000	1,220	35,380	-	36,600
Common stock and warrants issued	840,000	4,200	46,200	-	50,400
Stock compensation expense	-	-	273,186	-	273,186
Net loss	-	-	-	(3,786,993)	(3,786,993)
Balances at Decemebr 31, 2011	79,562,497	397,846	(1,500,060)	(3,786,993)	(4,889,207)
Conversion of debentures	93,491,818	467,459	3,555,672	-	4,023,131
Stock compensation expense	-	-	30,389	-	30,389
Net loss	-	-	-	(239,554)	(239,554)
Balances at March 31, 2012	173,054,315	$865,305	$2,086,001	$(4,026,547)	$(1,075,241)
Conversion of debentures	32,566,138	162,831	(123,010)	-	39,821
Stock compensation expense	-	-	35,715	-	35,715
Net loss	-	-	-	(175,714)	(175,714)
Balances at June 30, 2012	205,620,453	$1,028,136	$1,998,706	$(4,202,261)	$(1,175,419)
Conversion of debentures	69,444,445	347,222	(311,494)	-	35,728
Stock compensation expense	-	-	35,715	-	35,715
Net loss	-	-	-	(105,207)	(105,207)
Balances at September 30, 2012	275,064,898	$1,375,358	$1,722,927	$(4,307,468)	$(1,209,183)

(See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASHFLOWS
(Unaudited)

			December 11, 2007
	Nine Months Ended	Nine Months Ended	(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

Cash flows used in operating activities:
Net Loss	$(520,475)	$(1,679,585)	$(4,307,468)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt discount amortization	150,914	86,097	284,258
Loss on investment in Quad Energy	-	485,000	500,000
Impairment of oil and gas properties	-	-	1,984,383
Stock issued for services	-	36,600	36,600
Stock compensation	101,819	190,165	375,005
Changes in assets and liabilities:
Other receivable	(4,067)	(39,811)	(8,698)
Accounts payable	44,674	263,873	40,513
Accounts payable - related party	(1,451)	252,324	287,065
Accrued interest	122,258	4,061	223,099
Accrued interest - related party	-	135,876	192,596
Net cash used in operating activities	(106,328)	(265,400)	(392,647)

Cash flows from financing activities:
Proceeds from issuance of short term notes	-	20,000	20,000
Proceeds from line of credit	75,000	-	97,500
Proceeds from convertible promissory notes	30,000	195,000	225,000
Proceeds from issuance of common stock and warrants	-	50,400	50,400
Net cash provided by financing activities	105,000	265,400	392,900

Net decrease in cash and cash equivalents	(1,328)	-	253
Cash and cash equivalents at the beginning of the period	1,581	-	-
Cash and cash equivalents at the end of the period	$253	$-	$253

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash activities:
Debt and interest converted to equity	$4,098,680	$33,800	$4,179,472

 (See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Basis of Presentation

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Other Receivable – There was an other receivable totaling $8,698 and $4,631 as of September 30, 2012 and December 31, 2011, respectively.  The balance of other receivable as of September 30, 2012 consisted of amounts representing business related expenses owed to the Company.

Going Concern

The Company’s financial statements for the nine-month period ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $520,475 for the nine-month period ended September 30, 2012, and an accumulated deficit during the development stage of $4,307,468 as of September 30, 2012.  At September 30, 2012, the Company had a working capital deficit of $1,209,183 and the Company had no revenues from its activities during the nine-month period ended September 30, 2012.

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

Line of Credit

On October 7, 2011, the Company entered into an unsecured Line of Credit with a third party for up to $100,000.  The Line of Credit carries an interest rate of 12% per annum on amounts outstanding and is scheduled to mature on October 7, 2012.  In the event of a default under the Line of Credit, the interest rate on the Line of Credit increases to the lower of 14% per annum or the maximum amount allowed by law.  As of September 30, 2012, the Company had $97,500 outstanding under the Line of Credit. The amount is outstanding as of October 7, 2012, and is considered to be in default.

Convertible Promissory Notes

As of September 30, 2012, the Company had outstanding $304,250 of unsecured convertible commercial promissory notes (the “Convertible Promissory Notes”), net of $15,000 in debt discounts.

On April 8, 2011 the Company issued a Convertible Promissory Note (the “April 2011 Convertible Promissory Note”) in the amount of $75,000. The April 2011 Convertible Promissory Note accrues interest at a rate of 22% per annum.  The principal balance and accrued interest under the April 2011 Convertible Promissory Note was due on January 12, 2012, and is in default.  Holders of the April 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after April 8, 2011.   The April 2011 Convertible Promissory Note is convertible at a per share price equal to 65% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion.   In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest. As of September 30, 2012, $75,000 of the principal amount was converted.

Convertible Promissory Notes - continued

During the nine months ended September 30, 2012, the note holder of the April 2011 Convertible Promissory Notes elected to convert $47,000 principal amount of the April 2011 Convertible Promissory Notes into 116,580,366  shares of common stock in the Company based on a varying conversion prices, which ranged from $0.00007 to $0.00035 per share.

As of September 30, 2012, the balance of the April 2011 Convertible Promissory Notes totaled $9,250, which represents the 150% default balance.

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

Convertible Promissory Notes - continued

On August 14, 2012, the Company issued a Convertible Promissory Note (the “August 2012 Convertible Promissory Note”) in the amount of $15,000.  The balance of the August 2012 Convertible Promissory Note is payable in full on May 17, 2013.  The March 2012 Convertible Promissory Note accrues interest at a rate of 8% per annum.  Holders of the March 2012 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after March 28, 2012.  The March 2012 Convertible Promissory Note is convertible at a per share price equal to 65% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest, which accrues interest at a rate of 22% per annum until paid or converted.

The Company determined that the conversion features in the April, May, July, August 2011, and March and August 2012 Convertible Promissory Notes (collectively, the “Convertible Promissory Notes”) should be accounted for as a convertible note derivative liability. The conversion features are treated as a derivative and recorded at their fair value. Accordingly, the Company recorded a derivative liability and debt discount for each of the Convertible Promissory Notes. As of September 30, 2012 the derivative liability for the Convertible Promissory Notes recorded on the Company’s balance sheet, adjusted for the conversions noted earlier, totaled $115,543. During the period ended September 30, 2012 a charge to debt discount in the amount of $5,455 was expensed through interest expense. At September 30, 2012 the debt discount was $15,000. The Company will continue to reevaluate the derivative liability in future reporting periods and adjust the derivative liability as necessary. This derivative will continue to be marked to market in accordance with FASB ASC 815.

As of September 30, 2012 Convertible Promissory Notes totaling $289,250 were in payment default and, accordingly, accrued interest at a rate of 18% to 22% per annum.  During the nine months-ended September 30, 2012, convertible promissory note in the amount of $66,666 and accrued and unpaid interest in the amount of $12,734 were converted to 1,588,000 shares of common stock.

The balance of the Convertible Promissory Notes consists of the following instruments:

			Ending	Stated	Default			Effective
	Principal	Debt	Balance	Interest	Interest	Current		Interest
Date of Issuance	@ 9/30/12	Discount	@ 9/30/12	Rate	Rate	Rate		Rate
11/17/2008	50,000	-	50,000	6.0%	18.0%	18.0%	(1)	72.55%
1/29/2009	50,000	-	50,000	6.0%	18.0%	18.0%	(1)	88.00%
1/12/2011	9,250	-	9,250	8.0%	22.0%	8.0%	(1)	88.67%
2/23/2011	63,750	-	63,750	8.0%	22.0%	8.0%	(1)	88.67%
4/17/2011	52,500	-	52,500	8.0%	22.0%	8.0%	(1)	103.82%
5/15/2011	63,750	-	63,750	8.0%	22.0%	8.0%	(1)	103.82%
3/28/2012	15,000	4,091	10,909	8.0%		8.0%		89.82%
8/17/2012	15,000	10,909	4,091	8.0%		8.0%		89.82%
Total	319,250	15,000	304,250
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

Results of Operations

For the Nine months Ended September 30, 2012 compared to the Nine months Ended September 30, 2011

We are still in our development stage and have no revenues to date.  We incurred operating expenses of $278,500 and $965,252 for the nine-month periods ended September 30, 2012 and 2011, respectively. The decrease in operation expenses is the reduction of professional fees and general and administrative expenses during the current period compared to the same quarter in the prior year.

During the nine months ended September 30, 2012, we recognized a net loss of $520,475 compared to a net loss of $1,679,585 for the nine months ended September 30, 2011. The decrease was attributed to an overall decrease in operational expenses. In addition, the majority of the expenses in 2011 was the result of the January 24, 2011, asset purchase agreement (the “Asset Purchase Agreement”) with Quad Energy Corp. (“Quad Energy” or the “Buyer”) for the sale of 100% of the Company’s rights, title and interest to certain properties. At September 30, 2011, the value of the investment in Quad Energy had decreased and the Company recorded an unrealized loss (other expenses) on the statement of operations of $485,000 as the decrease in value was determined to be other than temporary.

For the Three months Ended September 30, 2012 compared to the Three months Ended September 30, 2011

We incurred operating expenses of $61,196 and $232,135 for the three-month periods ended September 30, 2012 and 2011, respectively. The decrease in operation expenses is the reduction of professional fees and general and administrative expenses during the current quarter compared to the same quarter in the prior year.

During the three months ended September 30, 2012, we recognized a net loss of $105,207 compared to a net loss of $353,140 for the three months ended September 30, 2011. The decrease was a result of decreases in operating expenses indicated above, partially offset by a loss on the Company’s investment in Quad Energy.

Liquidity and Capital Resources

At September 30, 2012, we had total assets of $8,951 consisting of cash and an other asset. At September 30, 2012, we had total current liabilities of $1,218,134 consisting of accounts payable totaling $524,112, accrued interest totaling $156,730, notes payable totaling $20,000, line of credit totaling $97,500, $304,250 convertible promissory notes outstanding, net of debt discount, and derivative liability of $115,542.

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

During the nine months ended September 30, 2012, we used cash of $106,328 in operations, and our source of cash inflows was from financing activities totaling $105,000.

During the nine months ended September 30, 2011, we used cash of $265,400, and our source of cash inflows was from financing activities totaling $265,400.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 19, 2012
Blugrass Energy Inc. (Registrant)
By:	/s/ Abram Janz
Abram Janz, Chief Executive Officer

By:	/s/ Abram Janz
Abram Janz, Chief Accounting Officer