Form 10-K
period 2012-12-31
Blugrass Energy, Inc.
filed 2013-04-15
CIK 1365748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Or

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

 Fiscal Year Ended December 31, 2012

Commission file number: 000-54035

BLUGRASS ENERGY INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4952339
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

4514 Cole Avenue, Suite 600, Dallas, TX 75205
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (214) 695-5848

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [_]       No  [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June  30, 2012:  $82,248.

As of March 21, 2013, the registrant had 366,850,613 shares of common stock issued and outstanding.

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

Business Strategy

We continue to seek out opportunities to acquire oil field services companies. However, the ability to consummate these transactions will likely be contingent on our ability to obtain financing.  Our goal is to acquire companies in the oil field services industry through purchase or merger.  To date, we have no revenues and limited capital resources.  Our ability to continue as a going concern will depend on our ability to raise additional debt or equity capital in the near-term. Management continues to attempt to raise additional debt and equity capital and is engaged in discussions with numerous potential capital sources.

Industry Operating Environment

The oil and gas industry is affected by many factors that we generally cannot control.  Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability.

Plans for 2013

During the 2013 fiscal year, the Company intends to to acquire, merge, or purchase, oil field services companies. The Company intends to continue to raise funds to support the efforts through the sale of equity, debt securities and/or working interest partners.

Headquarters

As of December 31, 2012, Blugrass’ corporate headquarters are located at 4514 Cole Avenue, Suite 600, Dallas, Texas 75205.

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

Competition

The markets in which we intend to operate are highly competitive. Competition is influenced by such factors as price, capacity, availability of work crews, and reputation and experience of the service provider. We believe that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. Price is often the primary factor in determining which service provider is awarded the work. However, in numerous instances, we intend to secure and maintain work for large customers for which efficiency, safety, technology, size of fleet and availability of other services are of equal importance to price. Our ability to grow depends on our ability to raise additional capital, attract and retain quality personnel and identify and acquire suitable companies for acquisition. See “Item 1A. Risk Factors.”

Marketing and Customers

In the event we are able to raise additional capital, acquire or merge with a suitable company for providing oil field services; our customers will include major oil companies, foreign national oil companies, and independent oil and natural gas production companies.

Regulation

Regulation of Gas and Oil Production

Our operations are subject to various federal, state and local laws and regulations pertaining to health, safety and the environment. We cannot predict the level of enforcement of existing laws or regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. We also cannot predict whether additional laws and regulations affecting our business will be adopted, or the effect such changes might have on us, our financial condition or our business.

Environmental Regulation

Operations routinely involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials, and some operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits.

Hazardous Substances and Waste

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, referred to as “CERCLA” or the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct of certain defined persons, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be jointly and severally liable for the costs of cleaning up the hazardous substances, for damages to natural resources and for the costs of certain health studies.

In the course of our operations, we occasionally generate materials that are considered “hazardous substances” and, as a result, may incur CERCLA liability for cleanup costs. Also, claims may be filed for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants. We also generate solid wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended, or “RCRA,” and comparable state statutes.

Although we use operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been released at properties owned or leased by us now or in the past, or at other locations where these hydrocarbons and wastes were taken for treatment or disposal. Under CERCLA, RCRA and analogous state laws, we could be required to clean up contaminated property (including contaminated groundwater), or to perform remedial activities to prevent future contamination.

Air Emissions

The Clean Air Act, as amended, or “CAA,” and similar state laws and regulations restrict the emission of air pollutants and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain approvals or permits for construction, modification or operation of certain projects or facilities and may require use of emission controls.

Global Warming and Climate Change

Some scientific studies suggest that emissions of greenhouse gases (including carbon dioxide and methane) may contribute to warming of the Earth’s atmosphere. While we do not believe our operations will raise climate change issues different from those generally raised by commercial use of fossil fuels, legislation or regulatory programs that restrict greenhouse gas emissions in areas where we conduct business could increase our costs in order to comply with any new laws.

Water Discharges

We intend to operate facilities that are subject to requirements of the Clean Water Act, as amended, or “CWA,” and analogous state laws that impose restrictions and controls on the discharge of pollutants into navigable waters. Spill prevention, control and counter-measure requirements under the CWA require implementation of measures to help prevent the contamination of navigable waters in the event of a hydrocarbon spill. Other requirements for the prevention of spills are established under the Oil Pollution Act of 1990, as amended, or “OPA,” which applies to owners and operators of vessels, including barges, offshore platforms and certain onshore facilities. Under OPA, regulated parties are strictly and jointly and severally liable for oil spills and must establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties could be statutorily responsible.

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

Employees

As of December 31, 2012, there was one full-time employee of the Company, its Chief Executive Officer, Abram Janz.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be considered in evaluating us and our business.

Our business is cyclical and depends on conditions in the oil and natural gas industry, especially oil and natural gas prices and capital expenditures by oil and natural gas companies. Volatility in oil and natural gas prices, tight credit markets and disruptions in the U.S. and global economies and financial systems may adversely impact our business.

Prices for oil and natural gas historically have been volatile and as a result of changes in the supply of, and demand for, oil and natural gas and other factors. These include changes resulting from. among other things, the ability of the Organization of Petroleum Export Countries ("OPEC") to support oil prices, changes in the levels of oil and natural gas production in the United States, domestic and worldwide economic conditions and political instability in oil-producing countries. We depend on our customers' willingness to make capital expenditures to explore for, develop and produce oil and natural gas. Therefore, weakness in oil and natural gas prices (or the perception by our customers that oil and natural gas prices will decrease in the future) could result in a reduction in the utilization of our equipment and result in lower rates for our services.

Customers' willingness to undertake exploration and production activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

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

A substantial decline in oil and natural gas prices generally leads to decreased spending by customers. While higher oil and natural gas prices generally lead to increased spending by customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers. Customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could affect the demand for oil and natural gas and could have a material adverse effect on business, financial condition, results of operations and cash flow.

Spending by exploration and production companies can also be impacted by conditions in the capital markets. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause exploration and production companies to make additional reductions to capital budgets in the future even if oil prices remain at current levels or natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, and the rates we can charge and the utilization of our assets. Moreover, reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves, in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could also have a material adverse impact on our business, even in a stronger oil and natural gas price environment.

We may be unable to implement price increases or maintain existing prices on our core services.

We may periodically seek to increase the prices of our services to offset rising costs and to generate higher returns for our stockholders. However, we operate in a very competitive industry and as a result, we may not always be successful in raising, or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including new well service rigs, fluid hauling trucks, coiled tubing units and new fishing and rental equipment, may enter the market, which could  also put pressure on the pricing of our services and limits our ability to increase or maintain prices. Furthermore, during periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our profitability.

Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset such rising costs. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our prices or to increase our prices as costs increase could have a material adverse effect on our business, financial position and results of operations.

We participate in a capital-intensive industry. We may not be able to finance future growth of our operations or future acquisitions.

Our activities require substantial capital expenditures. If our cash flow from operating activities and borrowings under our revolving bank credit facility are not sufficient to fund our capital expenditure budget, we would be required to fund these expenditures through debt or equity or alternative financing plans, such as refinancing or restructuring our debt or selling assets.

Our ability to raise debt or equity capital or to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. If debt and equity capital or alternative financing plans are not available or are not available on economically attractive terms, we would be required to curtail our capital spending, and our ability to grow our business and sustain or improve our profits may be adversely affected. Any of the foregoing consequences could materially and adversely affect our business, financial condition, results of operations and prospects.

Increased labor costs or the unavailability of skilled workers could hurt our operations.

Companies in our industry are dependent upon the available labor pool of skilled employees. We compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience required to provide our customers with the highest quality service. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, and which can increase our labor costs or subject us to liabilities to our employees. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages. Labor costs may increase in the future, and such increases could have a material adverse effect on our business, financial condition and results of operations.

New technologies may cause our current methods to become obsolete

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

In addition, the SEC has adopted a number of rules to regulate "penny stocks." Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because these rules impose additional regulatory burdens on penny stock transactions

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFTY DISCLOSURES

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). The OTCBB symbol for the Company’s common stock is BLUG.PK. The following table sets forth the range of high and low bid quotations for the Company’s common stock of each full quarterly period during the two most recent fiscal years and any subsequent interim period for which financial stateme nts are included. The quotations were obtained from information published by FINRA and reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	HIGH	LOW
December 31, 2012	.0001	.0001
September 30, 2012	.0004	.0004
June 30, 2012	.0005	.0004
March 31, 2012	.003	.002
December 31, 2011	.003	.002
September 30, 2011	.002	.0002
June 30, 2011	.007	.0005
March 31, 2011	.005	.003

Holders

On December 31, 2012, there were over 5,000 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Blugrass made no unregistered sales of its securities from January 1, 2012 through December 31, 2012.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the period ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Statements of Operations of Blugrass Energy Inc.

Twelve Months Ended December 31, 2012

Sales	$	Nil
Gross Profit	$	Nil
Net Loss		$(338,282)
Net Loss Per Share, diluted	$	Nil

    Summary of Balance Sheet of Blugrass Energy Inc. as at December 31, 2012

Working Capital	$(978,401)
Total Assets	$8,718
Stockholders’ Deficit	$(978,401)

Twelve Months Ended December 31, 2011

Sales	$	Nil
Gross Profit	$	Nil
Net Loss		$(3,786,993)
Net Loss Per Share, diluted	$	Nil

    Summary of Balance Sheet of Blugrass Energy Inc. as at December 31, 2011

Working Capital	$(1,389,207)
Total Assets	$6,212
Stockholders’ Deficit	$(4,889,207)

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

Overview of our Business

We had no revenues during the period January 1, 2012 and December 31, 2012.  We have minimal capital and minimal cash. We are illiquid and need cash infusions from investors or shareholders or loans from any sources to provide capital.

During the 2013 fiscal year, the Company intends to to acquire, merge, or purchase, an oil field service company. The Company intends to continue to raise funds to support the efforts through the sale of equity and/or debt securities.

As of December 31, 2012, our corporate headquarters is located in Dallas, Texas.

For a more detailed discussion on risks related to our business and industry, see Item 1A, Risk Factors.

Results of Operations

For the year ended December 31, 2012, we did not recognize any revenues from our business activities.  For the year ended December 31, 2012, we incurred operating expenses of $341,981.  For the year ended December 31, 2012, we incurred a net loss of $338,282.

For the year ended December 31, 2011, we did not recognize any revenues from our business activities.  For the ended December 31, 2011, we incurred operating expenses of $2,944,035.  For the year ended December 31, 2011, we incurred a net loss of $3,786,993.

During the 2012 fiscal year, the Company intended to continue its efforts to acquire, either by lease, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties. The Company was unable to raise funds to support the efforts through the sale of equity and/or debt securities; therefore has changed its business strategy.

Operating Expenses

Operating expenses for the year ended December 31, 2012 totaled $341,981 and consisted of professional fees of approximately $147,000 and general and administrative expenses of approximately $195,000.  Professional fees included charges for accounting, consulting, engineering, investor relations and legal.  General and administrative fees included employee related expenses, meals and entertainment, travel related expenses including lodging, filing and bookkeeping services and rent and other office related expenses.

Operating expenses for the year ended December 31, 2011 totaled $2,944,035 and consisted of professional fees of approximately $348,441 and general and administrative expenses of approximately $611,211.  Professional fees included charges for accounting, consulting, engineering, investor relations and legal.  General and administrative fees included employee related expenses, meals and entertainment, travel related expenses including lodging, filing and bookkeeping services and rent and other office related expenses.

Liquidity

At December 31, 2012 and 2011, we had total assets of $8,718 and $6,212, respectively.  At December 31, 2012 and 2011, we had total liabilities of $987,119 and $4,895,419 including $398,779 and $630,889, respectively in accounts payables and accrued liabilities.

As of December 31, 2012 and December 31, 2011 we had cash and cash equivalents of $177 and $1,581, respectively. Our working capital was $(978,401) and $(1,389,207) as of December 31, 2012 and 2011, respectively.

Capital Resources

We have only common stock as our capital resource.  We have no material commitments for capital expenditures within the next year; however, if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Going Concern

The Company’s financial statements for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $338,282 for the year ended December 31, 2012, and an accumulated deficit during the development stage of $4,125,275 as of December 31, 2012.  At December 31, 2012, the Company had a working capital deficit of $978,401 and the Company had no revenues from its activities during the years ended December 31, 2012 and 2011.

The Company’s financial statements as of December 31, 2012, have been prepared on the assumption that the Company will continue as a going concern.  Our independent accountants have issued a report stating that our lack of revenue, significant losses accumulated during the development stage, and our net capital deficiency raise substantial doubt as to our ability to continue as a going concern.  There can be no assurance that we will be able to continue as a going concern.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this Form 10-K beginning on page 24.

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

Because of the material weakness described above, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM  10. Directors, Executive Officers and Corporate Governance

The following table set forth certain information regarding our directors and executive officers, effective December 31, 2012.

	Age	Tenure	Position

Abram Janz	61	2011	Director, President & CEO / Chief Accounting Officer

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

To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to it, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with during 2012.

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

ITEM 11.  Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, for the years ended December 31, 2012 and 2011, to our highest paid executive officers and employees, who were employed by us during the years ended December 31, 2012 and 2011.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal periods.

SUMMARY COMPENSATION TABLE

The below table shows compensation of the named officers for the years ended December 31, 2012 and  2011:

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compen- sation
		($)	($)	($)	($)	(#)	($)	($)

Abram Janz,	2012	Nil
Chief Executive Officer	2011	33,718

Outstanding Equity Awards

There were no outstanding equity awards given to officers of the Company at December 31, 2012 and 2011.

Compensation of Directors

For the years ended December 31, 2012 and 2011, the Company’s directors received no compensation for their services as directors. The Company has not established any standard arrangements pursuant to which directors have been compensated for their services, although all directors are reimbursed for out-of-pocket expenses, including those incurred in connection with attendance at Board of Directors meetings.  The Company may establish a compensation plan for its directors in the future.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of December 31, 2012 of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by:

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
PERRO GRANDE, LLC 13465 MIDWAY RD STE 322 DALLAS, TX 75244	39,294,337 shares	10.7%
E*TRADE CLEARING LLC 1981 MARCUS AVE 1ST FL LAKE SUCCESS, NY 11042	32,845,454 shares	9.0%
SCOTTRADE, INC 500/510 MARYVILLE CENTER DRIVE ST LOUIS, MO 63141-5841	41,422,669 shares	11.3%
NATIONAL FINANCIAL SERVICES, LLC 200 LIBERTY STREET ONE WORLD FINANCIAL CENTER NEW YORK, NY 10281	40,406,387 shares	11.0%
PERSHIN, LLC ONE PERSHING PLAZA JERSEY CITY, NJ 07399	27,485,119 shares	7.5%

(1)	We understand that each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

For the year ended December 31, 2012, none of the following persons has had any direct or indirect material interest in any transaction to which the Company was or is a party, or in any proposed transaction to which the Company proposes to be a party:

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

Since February 23, 2011, the Company has not changed the structure of its Board of Directors and currently, Mr. Abram Janz serve as both director, and as Chief Executive and Accounting Officer It is anticipated that independent directors will be added to the Board, however, the Company’s Board of Directors has not set a timetable for such action.

ITEM 14. Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed periods ended December 31, 2012 and December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2012	2011

Audit Fees	$34,115	$56,801

Tax Fees	$0	$5,694

All Other Fees	$0	$0

Total Fees	$34,115	$62,495

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) The financial statements listed below are filed as part of this report.
Report of Independent Registered Public Accounting Firm – Whitley Penn LLP
Balance Sheets as of December 31, 2012 and 2011
Statements of Operations for the years ended December 31, 2012 and 2011
Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011
Statements of Cash Flows for the years ended December 31, 2012 and 2011
Notes to Financial Statements
(a)(2) The financial schedules required by Regulation S-X are either not applicable or are included in the information provided in the Consolidated Financial Statements or related Notes, which are filed as part of this report.
(a)(3) Exhibits
EXHIBIT INDEX

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.  Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated.

Exhibit
Number
Exhibit 3.1*
Articles of Incorporation (Exhibit 3.1 to the Company’s Transition Report on Form 10-KT filed with the Securities and Exchange Commission on May 16, 2011 (Securities and Exchange Commission File No. 000-54035)(the “May 2011 Form 10-KT”))

Exhibit 3.2*	Certificate of Amendment to Articles of Incorporation (Exhibit 3.2 to the May 2011 Form 10-KT)

Exhibit 3.3*	Certificate of Change (Exhibit 3.3 to the May 2011 Form 10-KT)

Exhibit 3.4	Certificate of Amendment to Articles of Incorporation, filed February 10, 2012

Exhibit 3.5*	Bylaws (Exhibit 3.4 to the May 2011 Form 10-KT)

Exhibit 31.1	Certification of Chief Executive and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blugrass Energy Inc. (Registrant)
/s/ Abram Janz
Abram Janz
Director, Chief Executive Officer
and President (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer) April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Blugrass Energy, Inc.

We have audited the accompanying balance sheets of Blugrass Energy Inc. (the “Company”), as of December 31, 2012 and 2011, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and the period from December 11, 2007 (Inception) through December 31, 2012.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, as of December 31, 2012, the Company has an accumulated deficit of $4,125,275 and negative working capital of $978,401, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Whitley Penn LLP

Dallas, Texas
April 15, 2013

BLUGRASS ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$177	$1,581
Other receivable	8,541	4,631
Total current assets	8,718	6,212

Total assets	$8,718	$6,212

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$398,779	$342,373
Accounts payable - related party	127,867	288,516
Notes payable	45,000	20,000
Line of credit	97,500	22,500
Convertible notes payable, net	202,215	305,518
Derivative liability	-	123,075
Accrued interest	115,758	100,841
Accrued interest - related party	-	192,596
Total current liabilities	987,119	1,395,419

Long-term note payable	-	3,500,000
Total liabilities	987,119	4,895,419

Commitments and Contingencies
Shareholders' deficit:
Common stock par value $.001, 1,000,000,000 shares authorized,
366,850,613 and 79,562,497 issued and outstanding, in 2012 and 2011, respectively	366,850	79,562
Additional paid-in-capital	2,780,024	(1,181,776)
Deficit accumulated during the development stage	(4,125,275)	(3,786,993)
Total shareholders' deficit	(978,401)	(4,889,207)
Total liabilities and shareholders' deficit	$8,718	$6,212

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			December 11, 2007
	Year ended December 31,		(Inception) to
	2012	2011	December 31, 2012

Operating expenses:
Professional fees	$146,983	$348,441	$495,424
Impairment of oil and gas properties	-	1,984,383	1,984,383
General and administrative expenses	194,998	611,211	806,209
Total operating expenses	341,981	2,944,035	3,286,016

Other income (expense):
Loss on investment in Quad Energy	-	(500,000)	(500,000)
Forgiveness of debt	169,044	-	169,044
Interest expense	(142,906)	(150,362)	(293,268)
Interest expense - related party	(22,439)	(192,596)	(215,035)
Total other income (expense)	3,699	(842,958)	(839,259)
Net Loss	(338,282)	(3,786,993)	(4,125,275)

Per share information:
Basic and diluted loss per common share	$(0.00)	$(0.06)

Weighted average shares outstanding	220,619,877	61,416,938

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

				Deficit Accumulated	Total
	Common Stock		Additional	During Development	Shareholders'
	Shares	Amount	Paid-in-Capital	Stage	Equity (Deficit)

Balance at December 11, 2007	-	$-	$1,984,383	$-	$1,984,383
Balance at December 31, 2010	-	-	1,984,383	-	1,984,383
Reverse Merger - February 23, 2011	69,818,386	69,818	(3,597,394)	-	(3,527,576)
Conversion of debentures	8,660,111	8,660	72,133	-	80,793
Common stock issued for services	244,000	244	36,356	-	36,600
Common stock and warrants issued	840,000	840	49,560	-	50,400
Stock compensation expense	-	-	273,186	-	273,186
Net loss	-	-	-	(3,786,993)	(3,786,993)
Balances at Decemebr 31, 2011	79,562,497	79,562	(1,181,776)	(3,786,993)	(4,889,207)
Conversion of debentures	287,288,116	287,288	3,824,266	-	4,111,554
Stock compensation expense	-	-	137,534	-	137,534
Net loss	-	-	-	(338,282)	(338,282)
Balances at Decemebr 31, 2012	366,850,613	$366,850	$2,780,024	$(4,125,275)	$(978,401)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			December 11, 2007
	December 31,		(Inception) to
	2012	2011	December 31, 2012

Cash flows from operating activities:
Net Loss	$(338,282)	$(3,786,993)	$(4,125,275)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt discount amortization	83,217	133,344	216,561
Loss in investment in Quad Energy	-	500,000	500,000
Impairment of oil and gas properties	-	1,984,383	1,984,383
Stock issued for services	-	36,600	36,600
Forgiveness of debt	169,044	-	169,044
Stock compensation	137,534	273,186	410,720
Changes in assets and liabilities:
Other receivable	(3,910)	(4,631)	(8,541)
Accounts payable and accured liabilities	56,406	(4,161)	52,245
Accounts payable - related party	(160,649)	288,516	127,867
Accrued interest	(201,979)	100,841	(101,138)
Accrued interest - related party	-	192,596	192,596
Net cash used in operating activities	(258,619)	(286,319)	(544,938)

Cash flows from financing activities:
Proceeds from issuance of short term notes	25,000	20,000	45,000
Proceeds from line of credit	100,000	22,500	122,500
Proceeds from convertible promissory notes	132,215	195,000	327,215
Proceeds from issuance of common stock and warrants	-	50,400	50,400
Net cash provided by financing activities	257,215	287,900	545,115

Net increase (decrease) in cash and cash equivalents	(1,404)	1,581	177
Cash and cash equivalents at the beginning of the year	1,581	-	-
Cash and cash equivalents at the end of the year	$177	$1,581	$177

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash activities:
Debt and interest converted to equity	$4,111,554	$80,793	$4,192,347

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Other Receivable – There was an other receivable totaling $8,541 and $4,631 as of December 31, 2012 and 2011, respectively.  The balance of other receivable as of December 31, 2012 and 2011 consisted of amounts representing cash advances owed to the Company.

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012 AND 2011

Summary of Significant Accounting Policies - Continued

Earnings (loss) Per Share - Earnings (loss) per share require dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Impairment of Long-Lived Assets - We assess the impairment of long-lived assets, such as property and equipment and definite-lived intangibles subject to amortization, annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates.  If circumstances change, such estimates could also change. Assets held for sale are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

Income Taxes – The Company has adopted ASC 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and penalties, it has been classified in the consolidated financial statements as income tax expense. Generally, the Company’s federal, state, and local tax returns for years subsequent to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Fair Value of Financial Instruments - The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this information in the notes to financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of accounts receivable and accounts payable approximate the carrying amounts due to the relatively short maturity of these instruments.  The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest.  None of these instruments are held for trading purposes.

New Accounting Standards - ASU 2011-4 - In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS . This ASU represents the converged guidance of the FASB and the IASB on measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-4 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. We adopted the provisions of ASU 2011-4 on January 1, 2012, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

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

4.   Going Concern

The Company’s financial statements for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $338,282 for the year ended December 31, 2012, and an accumulated deficit during the development stage of $4,125,275 as of December 31, 2012.  At December 31, 2012, the Company had a working capital deficit of $978,401 and the Company had no revenues from its activities during the years ended December 31, 2012 and 2011.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2013 fiscal year, the Company intends to continue its efforts to acquire, merge, or purchase oil field services companies. The Company intends to continue to raise funds to support the efforts through the sale of equity and/or debt securities.

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

5.   Notes Payable

On March 7, 2012, trade payables in the amount of $150,000 were converted to 3,000,000 shares of common stock.

On May 12, 2011 the Company issued an unsecured note payable in the amount of $20,000 (the “Ladner Note”).  The Ladner Note matured on August 31, 2011, and is considered to be in default.  The note includes a “bonus payment” of $2,500 due at maturity.

In conjunction with the 2011 PG Transaction, the Company issued a note payable in the amount of $3.5 million (the “PG Note Payable”) on February 23, 2011.  The PG Note Payable accrued interest at the rate of 6.5% per annum.  On March 7, 2012, the $3,500,000 PG Note Payable and accrued and unpaid interest totaling $215,035 were converted to 74,300,700 shares of common stock.

On November 19, 2012, the Company issued an unsecured note payable in the amount of $25,000 (the “Excellere Note”). The Excellere Note accrues interest at the rate of 6% per annum. The outstanding principal and unpaid interest becomes due on the earlier of (a) a “Change in Control” defined as the date that any person or group of persons shall have acquired beneficial ownership or (b) March 31, 2013. All past due principal and accrued interest on the Excellere Note bears interest from maturity until paid at the lesser of (i) the rate of 12% per annum or (ii) the highest rate for which the Company may legally contract under applicable law.

6. Line of Credit

On October 7, 2011, the Company entered into an unsecured Line of Credit with a third party for up to $100,000.  The Line of Credit carries an interest rate of 12% per annum on amounts outstanding and matured on October 7, 2012.  The Line of Credit is in default, the interest rate on the Line of Credit is the lower of 14% per annum or the maximum amount allowed by law.  As of December 31, 2012, the Company had $97,500 outstanding under the Line of Credit. The amount is outstanding as of December 31, 2012, and is considered to be in default.

7.   Convertible Promissory Notes

As of December 31, 2012, the Company had outstanding $202,215 of unsecured convertible commercial promissory notes (the “Convertible Promissory Notes”).

On November 19, 2012 the Company entered in an agreement with Asher Enterprises, Inc. to settle the current outstanding balance owed equivalent to 70% of the original note balances. Up until the day that the Company informed the note holder to cure the settlement amount, the note holder had the right to exercise its conversion rights under the Asher Notes. The Company paid the settlement amount of $102,215 on December 31, 2012, which represented 70% of $146,450 (original note balance), and the note holder forgave the existing outstanding debt of $113,485, which include the default penalty, and $55,359 of related interest.

On April 8, 2011 the Company issued a Convertible Promissory Note (the “April 2011 Convertible Promissory Note”) in the amount of $75,000. The April 2011 Convertible Promissory Note accrues interest at a rate of 22% per annum.  The principal balance and accrued interest under the April 2011 Convertible Promissory Note was due on January 12, 2012, and is in default.  Holders of the April 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after April 8, 2011.   The April 2011 Convertible Promissory Note is convertible at a per share price equal to 65% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion.   In the event of default, the minimum amount due was 150% of outstanding principal and unpaid interest. As of December 30, 2012, $75,000 of the principal amount was converted. During the twelve months ended December 31, 2012, the note holder of the April 2011 Convertible Promissory Notes elected to convert $47,000 of the remaining principal amount of the April 2011 Convertible Promissory Notes, and $2,500 of related interest into 160,426,421 shares of common stock in the Company based on a varying conversion prices, which ranged from $0.00007 to $0.00035 per share.

As of December 31, 2012, the balance of the April 2011 Convertible Promissory Notes totaled $0, and $9,250 representing the 150% default balance was forgiven by the note holder during 2012

On May 19, 2011 the Company issued a Convertible Promissory Note (the “May 2011 Convertible Promissory Note”) in the amount of $42,500. The May 2011 Convertible Promissory Note accrues interest at a rate of 22% per annum.  The principal balance and accrued interest under the May 2011 Convertible Promissory Note was due on February 23, 2012.  Holders of the May 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after May 19, 2011.  The May 2011 Convertible Promissory Note is convertible at a per share price equal to 65% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of default, the minimum amount due is 150% of outstanding principal and unpaid interest. During the year ended December 31, 2012, the note holder of the May 2011 Convertible Promissory Notes elected to convert $3,550 principal amount of the May 2011 Convertible Promissory Notes into 66,071,429  shares of common stock in the Company based on a varying conversion prices, which ranged from $0.00004 to $0.00007 per share.

As of December 31, 2012, the balance of the May 2011 Convertible Promissory Notes totaled $0, and $33,235 representing the remaining amount of the  balance was forgiven by the note holder during 2012.

On July 12, 2011, the Company issued a Convertible Promissory Note (the “July 2011 Convertible Promissory Note”) in the amount of $35,000.  The balance of the July 2011 Convertible Promissory Note is payable in full on April 17, 2012.  The July 2011 Convertible Promissory Note accrues interest at a rate of 8% per annum.  Holders of the July 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after July 12, 2011.  The July 2011 Convertible Promissory Note is convertible at a per share price equal to 65% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of  default, the minimum amount due is 150% of outstanding principal and unpaid interest, which accrues interest at a rate of 22% per annum until paid or converted.

7.   Convertible Promissory Notes - Continued

As of December 31, 2012, the balance of the July 2011 Convertible Promissory Notes totaled $0, and $28,000 representing the remaining balance was forgiven by the note holder during 2012.

On August 11, 2011, the Company issued a Convertible Promissory Note (the “August 2011 Convertible Promissory Note”) in the amount of $42,500.  The balance of the August 2011 Convertible Promissory Note is payable in full on May 15, 2012.  The August 2011 Convertible Promissory Note accrues interest at a rate of 8% per annum.  Holders of the August 2011 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after August 15, 2011.  The August 2011 Convertible Promissory Note is convertible at a per share price equal to 65% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of  default, the minimum amount due is 150% of outstanding principal and unpaid interest, which accrues interest at a rate of 22% per annum until paid or converted.

As of December 31, 2012, the balance of the August 2011 Convertible Promissory Notes totaled $0, and $34,000 representing the remaining balance was forgiven by the note holder during 2012

On March 28, 2012, the Company issued a Convertible Promissory Note (the “March 2012 Convertible Promissory Note”) in the amount of $15,000.  The balance of the March 2012 Convertible Promissory Note is payable in full on January 13, 2013.  The March 2012 Convertible Promissory Note accrues interest at a rate of 8% per annum.  Holders of the March 2012 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after March 28, 2012.  The March 2012 Convertible Promissory Note is convertible at a per share price equal to 65% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest, which accrues interest at a rate of 22% per annum until paid or converted.

As of December 31, 2012, the balance of the March 2011 Convertible Promissory Notes totaled $0, and $4,500 representing the remaining balance was forgiven by the note holder during 2012

On August 14, 2012, the Company issued a Convertible Promissory Note (the “August 2012 Convertible Promissory Note”) in the amount of $15,000.  The balance of the August 2012 Convertible Promissory Note is payable in full on May 17, 2013.  The March 2012 Convertible Promissory Note accrues interest at a rate of 8% per annum.  Holders of the March 2012 Convertible Promissory Note have the right to convert all or any part of the outstanding principal and accrued interest to shares of common stock of the Company beginning 180 days after March 28, 2012.  The March 2012 Convertible Promissory Note is convertible at a per share price equal to 65% of the average of the lowest 3 closing bid prices of the Company’s common stock as listed on the Over-the-Counter Bulletin Board over the 10 trading days immediately prior to conversion. In the event of a default, the minimum amount due is 150% of outstanding principal and unpaid interest, which accrues interest at a rate of 22% per annum until paid or converted.

As of December 31, 2012, the balance of the August 2011 Convertible Promissory Notes totaled $0, and $4,500 representing the remaining balance was forgiven by the note holder during 2012.

7.   Convertible Promissory Notes - Continued

The Company determined that the conversion features in the April, May, July, August 2011, and March and August 2012 Convertible Promissory Notes (collectively, the “Convertible Promissory Notes”) should be accounted for as a convertible note derivative liability. The conversion features are treated as a derivative and recorded at their fair value. Accordingly, the Company recorded a derivative liability and debt discount for each of the Convertible Promissory Notes. As of December 31, 2012 the derivative liability and debt discount for the Convertible Promissory Notes were expensed throughout the year and upon the settlement of the Asher Notes. The balance of the debit discount at December 31, 2012 and 2011 was $0 and $28,148, respectively. The balance of the derivative liability at December 31, 2012 and 2011 was $0 and $123,075, respectively.

As of December 31, 2012 Convertible Promissory Notes totaling $100,000 were in payment default and, accordingly, accrued interest at a rate of 18%.  During the year ended December 31, 2012, convertible promissory note in the amount of $66,666 and accrued and unpaid interest in the amount of $12,734 were converted to 1,621,333 shares of common stock.

8.   Income Taxes

No provision for federal income taxes has been recognized for the years ended December 31, 2012 and 2011 as the Company has a net operating loss carry forward for income tax purposes available in each period.  Additionally, it is uncertain if the Company will have taxable income in the future so a valuation allowance has been established for the full value of net tax assets. The deferred tax asset consists of net operating loss carry forwards and the Company has no deferred tax liabilities.

At December 31, 2012, the Company has net operating loss carry forwards of $2,275,762 for federal income tax purposes. These net operating loss carry forwards may be carried forward in varying amounts until 2032 and may be limited in their use due to significant changes in the Company's ownership.

	December 31,
	2012	2011
Net operating loss carry-forwards	$2,275,762	$2,160,746
Less: valuation allowance	(2,275,762)	(2,160,746)
Net deferred tax asset	$-	$-

The Company has valued its net deferred tax asset at zero with a valuation allowance due to the substantial doubt taxable income will be generated in the future to utilize the deferred tax asset.

9.  Subsequent Events

On November 19, 2012 the Company entered into a letter of intent with Excellere Capital Group, LLC to document the interest regarding the acquisition of a majority of the capital stock of the Company. The proposed acquisition will be accomplished by means of a reverse acquisition, as a consequence of which Excellere Capital Group, LLC shall acquire beneficial ownership of ninety-nine and one-half percent (99.5%) of the issued and outstanding stock of the Company.  The reverse merger acquisition is expected to close in the third quarter of 2013.