Form 10-Q
period 2013-03-31
Blugrass Energy, Inc.
filed 2013-05-20
CIK 1365748

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 000-54035

BLUGRASS ENERGY INC.
(Exact name of small business issuer in its charter)

Nevada	20-4952339
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3102 Maple Avenue, Suite 450, Dallas, Texas 75201
(Address of principal executive offices)

(214) 953-9358
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

Large accelerated filer [_]	Accelerated Filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

There were 366,850,613 shares of Common Stock outstanding as of May 5, 2013.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
		Page

	Balance Sheets – March 31, 2013 and December 31, 2012	1

	Statements of Operations -
	Three months ended March 31, 2013 and 2012 and
	From December 11, 2007 (Inception) to March 31, 2013	2

	Statements of Shareholders’ Deficit -	3
	From December 11, 2007 (Inception) to March 31, 2013

	Statements of Cash Flows –
	Three months ended March 31, 2013 and 2012 and
	From December 11, 2007 (Inception) to March 31, 2013	4

	Notes to the Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	– Not Applicable	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		12

Item 1.  Financial Statements

BLUGRASS ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,
	2013	December 31,
	(Unaudited)	2012
ASSETS
Current assets:
Cash	$-	$177
Other receivable	8,541	8,541
Total current assets	8,541	8,718

Total assets	$8,541	$8,718

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$379,302	$398,779
Accounts payable - related party	127,867	127,867
Notes payable	97,137	45,000
Line of credit	97,500	97,500
Convertible notes payable, net	202,215	202,215
Accrued interest	124,900	115,758
Total current liabilities	1,028,921	987,119

Total liabilities	1,028,921	987,119

Commitments and Contingencies
Shareholders' deficit:
Common stock par value $.001, 1,000,000,000 shares authorized,
366,850,613 issued and outstanding, respectively	366,850	366,850
Additional paid-in-capital	2,784,489	2,780,024
Deficit accumulated during the development stage	(4,171,719)	(4,125,275)
Total shareholders' deficit	(1,020,380)	(978,401)
Total liabilities and shareholders' deficit	$8,541	$8,718

 (See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			December 11, 2007
	Three Months Ended	Three Months Ended	(Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Operating expenses:
Professional fees	$32,540	$66,848	$527,964
Impairment of oil and gas properties	-	-	1,984,383
General and administrative expenses	4,762	89,395	810,971
Total operating expenses	37,302	156,243	3,323,318

Other expense:
Loss on investment in Quad Energy	-	-	(500,000)
Forgiveness of debt	-	-	169,044
Interest expense	(9,142)	(60,872)	(302,410)
Interest expense - related party	-	(22,439)	(215,035)
Total other expense	(9,142)	(83,311)	(848,401)
Net Loss	(46,444)	(239,554)	(4,171,719)

Per share information:
Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	366,850,613	108,133,063

 (See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' DEFICIT
December 11, 2007 (Inception) through
March 31, 2013

				Deficit Accumulated
				During	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in-Capital	Stage	Equity (Deficit)

Balance at December 11, 2007	-	$-	$1,984,383	$-	$1,984,383
Balance at December 31, 2010	-	-	1,984,383	-	1,984,383
Reverse Merger - February 23, 2011	69,818,386	69,818	(3,597,394)	-	(3,527,576)
Conversion of debentures	8,660,111	8,660	72,133	-	80,793
Common stock issued for services	244,000	244	36,356	-	36,600
Common stock and warrants issued	840,000	840	49,560	-	50,400
Stock compensation expense	-	-	273,186	-	273,186
Net loss	-	-	-	(3,786,993)	(3,786,993)
Balances at Decemebr 31, 2011	79,562,497	79,562	(1,181,776)	(3,786,993)	(4,889,207)
Conversion of debentures	287,288,116	287,288	3,824,266	-	4,111,554
Stock compensation expense	-	-	137,534	-	137,534
Net loss	-	-	-	(338,282)	(338,282)
Balances at December 31, 2012	366,850,613	366,850	2,780,024	(4,125,275)	(978,401)
Stock compensation expense	-	-	4,465	-	4,465
Net loss	-	-	-	(46,444)	(46,444)
Balances at March 31, 2013 (Unaudited)	366,850,613	$366,850	$2,784,489	$(4,171,719)	$(1,020,380)

(See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			December 11, 2007
	Three Months Ended	Three Months Ended	(Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Cash flows (used in) operating activities:
Net loss	$(46,444)	$(239,554)	$(4,171,719)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt discount amortization	-	24,285	216,561
Loss in investment in Quad Energy	-	-	500,000
Impairment of oil and gas properties	-	-	1,984,383
Stock issued for services	-	-	36,600
Forgivenes of debt	-	-	169,044
Stock compensation	4,465	30,389	415,185
Changes in assets and liabilities:
Other receivable	-	(3,547)	(8,541)
Accounts payable and accured liabilities	(19,477)	17,473	32,768
Accounts payable - related party	-	(10,849)	127,867
Accrued interest	9,142	90,222	(91,996)
Accrued interest - related party	-	-	192,596
Net cash used in operating activities	(52,314)	(91,581)	(597,252)

Cash flows from financing activities:
Proceeds from issuance of short term notes	52,137	-	97,137
Proceeds from line of credit	-	75,000	122,500
Proceeds from convertible promissory notes	-	15,000	327,215
Proceeds from issuance of common stock and warrants	-	-	50,400
Net cash provided by financing activities	52,137	90,000	597,252

Net decrease in cash and cash equivalents	(177)	(1,581)	-
Cash and cash equivalents at the beginning of the year	177	1,581	-
Cash and cash equivalents at the end of the year	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash activities:
Debt and interest converted to equity	$-	$4,021,131	$4,192,347

 (See accompanying notes to the financial statements)

BLUGRASS ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

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

Basis of Presentation

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Other Receivable – There was an other receivable totaling $8,541 as of March 31, 2013 and December 31, 2012, respectively.  The balance of other receivable as of March 31, 2013 and December 31, 2012 consisted of amounts representing cash advances owed to the Company.

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

Going Concern

The Company’s financial statements for the three months ended March 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $46,444 for the period ended March 31, 2013, and an accumulated deficit during the development stage of $4,171,719 as of March 31, 2013.  At March 31, 2013, the Company had a working capital deficit of $1,020,380 and the Company had no revenues from its activities during the three months ended March 31, 2013.

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

On November 19, 2012, the Company issued an unsecured promissory note to Excellere Capital Group LLC in the amount of $25,000 (the “$25K Excellere Note”).  The $25,000 Excellere Note accrues interest at the rate of 6% per annum.  The outstanding principal and interest becomes due on the earlier to occur of (a) a “Change in Control” of the Company, defined as the date that any person or group of persons (other than the shareholders of the Company as of the date of such note) acquire beneficial ownership (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) of fifty-one percent or more of the issued and outstanding shares of capital stock of the Company or (b) May 31, 2013.  The maturity of the $25,000 Excellere Note has been extended to July 31, 2013.  All past due principal and interest on the $25,000 Excellere Note bears interest from maturity until paid at the lesser of (i) the rate of 12% per annum or (ii) the highest rate for which the Company may legally contract under applicable law.  The holder of the $25,000 Excellere Note has the right to convert all or any part of the outstanding principal amount to shares of common stock of the Company.

On March 10, 2013, the Company issued an unsecured promissory note to Excellere Capital Group LLC in the amount of $52,137 (the “$52,137 Excellere Note”).  The $52K Excellere Note accrues interest at the rate of 6% per annum.  The outstanding principal and interest becomes due on the earlier to occur of (a) a “Change in Control” of the Company (as defined above) or (b) May 31, 2013.  The maturity of the $52,137 Excellere Note has been extended to July 31, 2013.  All past due principal and interest on the $52,137 Excellere Note bears interest from maturity until paid at the lesser of (i) the rate of 12% per annum or (ii) the highest rate for which the Company may legally contract under applicable law.

Line of Credit

On October 7, 2011, the Company entered into an unsecured Line of Credit with a third party for up to $100,000.  The Line of Credit carries an interest rate of 12% per annum on amounts outstanding and matured on October 7, 2012.  The Line of Credit is in default, the interest rate on the Line of Credit is the lower of 14% per annum or the maximum amount allowed by law.  As of March 31, 2013 and December 31, 2012, the Company had $97,500 outstanding under the Line of Credit. The amount is outstanding as of March 31, 2013, and is considered to be in default.

Convertible Promissory Notes

As of March 31, 2013 and December 31, 2012, the Company had outstanding $202,215 of unsecured convertible commercial promissory notes (the “Convertible Promissory Notes”).

November 19, 2012, the Company issued a convertible, unsecured promissory note to Excellere Capital Group LLC in the amount of $102,215 (the “$102K Excellere Note”).  The proceeds of the $102,215 Excellere Note were used to settle the outstanding balance owed to Asher Enterprises, Inc.  Accordingly, the Company paid the settlement amount of $102,215 on December 31, 2012, which represented 70% of $146,450 (original balance).  The outstanding principal and interest becomes due on May 31, 2013; however, the maturity of the $102K Excellere Note has been extended to July 31, 2013, and the note bears interest at 6%.  The holder of the $102,215 Excellere Note has the right to convert all or any part of the outstanding principal amount to shares of common stock of the Company.

As of March 31, 2013 Convertible Promissory Notes totaling $100,000 were in payment default and, accordingly, accrued interest at a rate of 18%.

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

In accordance with the Company’s bylaws for filling board vacancies, Abram Janz appointed Stephen Bargo to the Company’s Board of Directors effective April 11, 2013.

On April 15, 2013, immediately following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Abram Janz resigned as an officer and director of the Company.

On April 16, 2013, the sole board member, Stephen Bargo, elected Pat Mendoza to serve as the Company’s Chief Executive Officer.

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

Plans for 2013

During the 2013 fiscal year, the Company intends to acquire, merge, or purchase, oil field services companies. The Company intends to continue to raise funds to support the efforts through the sale of equity, debt securities and/or working interest partners.

Results of Operations

For the Three months Ended March 31, 2013 compared to the Three months Ended March 31, 2012

We are still in our development stage and have no revenues to date.  We incurred operating expenses of $37,302 and $156,243 for the three-month periods ended March 31, 2013 and 2012, respectively. The decrease in operation expenses is the result of professional fees and in general and administrative expenses during the current quarter compared to the same quarter in the prior year.

During the three months ended March 31, 2013, we recognized a net loss of $46,444 compared to a net loss of $239,554 for the three months ended March 31, 2012. The decrease was attributed to the result of less interest expense for the months ended March 31, 2013, due to the pay down and forgiveness of debt which occurred during the three months ended December 31 2012.

Liquidity and Capital Resources

At March 31, 2013, we had total assets of $8,541 consisting of an other asset. At March 31, 2013, we had total current liabilities of $1,028,921 consisting of accounts payable totaling $507,169 accrued interest totaling $124,900, notes payable totaling $97,137, line of credit totaling $97,500, and $202,215 of convertible promissory notes outstanding.

At December 31, 2012, we had total assets of $8,718 consisting of cash and an other asset. At December 31, 2012, we had total current liabilities of $987,119 consisting of accounts payable totaling $526,646, accrued interest totaling $115,758, notes payable totaling $45,000, line of credit totaling $97,500, and $202,215 of convertible promissory notes outstanding..

During the three months ended March 31, 2013, we used cash of $52,314 in operations, and our source of cash inflows was from financing activities totaling $52,137.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 1A.  Risk Factors.

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Report on Form 10-K for the period year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in that Form 10-K.

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

May 20, 2013
Blugrass Energy Inc. (Registrant)
By:	/s/ Pat Mendoza
Pat Mendoza, Chief Executive Officer

By:	/s/ Pat Mendoza
Pat Mendoza, Chief Accounting Officer