Form 10-Q
period 2013-06-30
NOGAL ENERGY, INC.
filed 2013-10-01
CIK 1365748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2013

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 000-54035

NOGAL ENERGY INC.

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

Large accelerated filer [_]	Accelerated Filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

There were 16,834,393 shares of Common Stock outstanding as of August 21, 2013.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
		Page

	Balance Sheets – June 30, 2013 and December 31, 2012	1

	Statements of Operations -
	Three and Six months ended June 30, 2013 and 2012 and
	From December 11, 2007 (Inception) to June 30, 2013	2

	Statements of Shareholders’ Deficit -
	From December 11, 2007 (Inception) to June 30, 2013	3

	Statements of Cash Flows –
	Six months ended June 30, 2013 and 2012 and
	From December 11, 2007 (Inception) to June 30, 2013	4

	Condensed Notes to the Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	– Not Applicable	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		12

Item 1.  Financial Statements

NOGAL ENERGY, INC.
(fka BLUGRASS ENERGY, INC.)
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$—	$177
Other receivable	8,541	8,541
Total current assets	8,541	8,718

Total assets	$8,541	$8,718

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$438,310	$398,779
Accounts payable - related party	127,867	127,867
Notes payable	199,352	45,000
Line of credit	97,500	97,500
Convertible notes payable, net	100,000	202,215
Accrued interest	140,722	115,758
Total current liabilities	1,103,751	987,119

Total liabilities	1,103,751	987,119

Commitments and Contingencies
Shareholders' deficit:
Common stock par value $.001, 1,000,000,000 shares authorized,
1,834,393 issued and outstanding	1,834	1,834
Additional paid-in-capital	3,153,969	3,145,040
Deficit accumulated during the development stage	(4,251,013)	(4,125,275)
Total shareholders' deficit	(1,095,210)	(978,401)
Total liabilities and shareholders' deficit	$8,541	$8,718

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.
(fka BLUGRASS ENERGY, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	December 11, 2007 (Inception) to June 30, 2013

Operating expenses:
Professional fees	$59,007	$27,201	$91,547	$94,049	$586,971
Impairment of oil and gas properties	—	—	—	—	1,984,383
General and administrative expenses	4,464	33,589	9,227	122,985	815,436
Total operating expenses	63,471	60,790	100,774	217,034	3,386,790

Other expense:
Loss on investment in Quad Energy	—	—	—	—	(500,000)
Forgiveness of debt	—	—	—	—	169,044
Interest expense	(15,822)	(114,924)	(24,964)	(175,796)	(318,232)
Interest expense - related party	—	—	—	(22,438)	(215,035)
Total other expense	(15,822)	(114,924)	(24,964)	(198,234)	(864,223)
Net Loss	$(79,293)	$(175,714)	$(125,738)	$(415,268)	$(4,251,013)

Per share information:
Basic and diluted loss per common share	$(0.04)	$(0.19)	$(0.07)	$(0.56)

Weighted average shares outstanding	1,834,393	931,166	1,834,393	735,915

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.
(fka BLUGRASS ENERGY, INC.)
(A Development Stage Company)
STATEMENT OF SHAREHOLDER'S EQUITY / (DEFICIT)

	Common Stock		Additional	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Paid-in-Capital	Stage	(Deficit)

Balance at December 11, 2007	—	$—	$1,984,383	$—	$1,984,383
Balance at December 31, 2010	—	—	1,984,383	—	1,984,383
Reverse Merger - February 23, 2011	349,227	349	(3,527,925)	—	(3,527,576)
Conversion of debentures	43,301	43	80,750	—	80,793
Common stock issued for services	1,220	1	36,599	—	36,600
Common stock and warrants issued	4,200	4	50,396	—	50,400
Stock compensation expense	—	—	273,186	—	273,186
Net loss	—	—	—	(3,786,993)	(3,786,993)
Balances at Decemebr 31, 2011	397,948	397	(1,102,611)	(3,786,993)	(4,889,207)
Conversion of debentures	1,436,445	1,437	4,110,117	—	4,111,554
Stock compensation expense	—	—	137,534	—	137,534
Net loss	—	—	—	(338,282)	(338,282)
Balances at December 31, 2012	1,834,393	1,834	3,145,040	(4,125,275)	(978,401)
Stock compensation expense	—	—	8,929	—	8,929
Net loss	—	—	—	(125,738)	(125,738)
Balances at June 30, 2013 (Unaudited)	1,834,393	$1,834	$3,153,969	$(4,251,013)	$(1,095,210)

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.
(fka BLUGRASS ENERGY, INC.)
(A Development Stage Company)
STATEMENTS OF CASHFLOWS

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	December 11, 2007 (Inception) to June 30, 2013

Cash flows used in operating activities:
Net loss	$(125,738)	$(415,268)	$(4,251,013)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt discount amortization	—	124,933	216,561
Loss on investment in Quad Energy	—	—	500,000
Impairment of oil and gas properties	—	—	1,984,383
Stock issued for services	—	—	36,600
Forgivenes of debt	—	—	169,044
Stock compensation	8,929	66,104	419,649
Changes in assets and liabilities:
Other receivable	—	(4,067)	(8,541)
Accounts payable and accrued liabilities	39,531	44,674	91,776
Accounts payable - related party	—	(12,185)	127,867
Accrued interest	24,964	104,228	(76,174)
Accrued interest - related party	—	—	192,596
Net cash used in operating activities	(52,314)	(91,581)	(597,252)

Cash flows from financing activities:
Proceeds from issuance of short term notes	52,137	—	97,137
Proceeds from line of credit	—	75,000	122,500
Proceeds from convertible promissory notes	—	15,000	327,215
Proceeds from issuance of common stock and warrants	—	—	50,400
Net cash provided by financing activities	52,137	90,000	597,252

Net decrease in cash and cash equivalents	(177)	(1,581)	—
Cash and cash equivalents at the beginning of the year	177	1,581	—
Cash and cash equivalents at the end of the year	$—	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-cash activities:
Debt and interest converted to equity	$—	$4,062,952	$4,192,347

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.

(fka BLUGRASS ENERGY INC.)

(A Development Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

Organization – Nature of Operations

Nogal Energy, Inc. (the “Company” or “Nogal”) was incorporated under the laws of the State of Nevada on May 19, 2006, as Coastal Media Inc.  The Company was originally formed to engage in the business of manufacturing, marketing, distributing and selling its marine DVDs.

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

On July 17, 2013, the Company amended its Articles of Incorporation to change its name from “Blugrass Energy, Inc.” to “Nogal Energy, Inc.”.

On July 17, 2013, the Company filed a Certificate of Change regarding a 1 for 200 shares reverse stock split. The split was effective August 12, 2013, and the stock continues trading under the symbol “BLUGD”. In early September of 2013, the stock symbol will change to “NGLE”. The accompanying financial statements reflect retroactive application of the split.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan.

The Company has not earned revenues from planned operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company”.  Among the disclosures required are that the Company’s financial statements of operations, shareholders’ equity / (deficit) and cash flows disclose activity since the date of the Company’s inception.

Basis of Presentation

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

NOGAL ENERGY, INC.

(fka BLUGRASS ENERGY INC.)

(A Development Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

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

Other Receivable – There was an other receivable totaling $8,541 as of June 30, 2013 and December 31, 2012, respectively.  The balance of other receivable as of June 30, 2013 and December 31, 2012 consisted of amounts representing cash advances owed to the Company.

Loss Per Share - Loss per share requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

NOGAL ENERGY, INC.

(fka BLUGRASS ENERGY INC.)

(A Development Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

Going Concern

The Company’s financial statements for the three and six months ended June 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $125,738 for the period ended June 30, 2013, and an accumulated deficit during the development stage of $4,251,013 as of June 30, 2013.  At June 30, 2013, the Company had a working capital deficit of $1,095,210 and the Company had no revenues from its activities during the six months ended June 30, 2013.

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

On November 19, 2012, the Company issued an unsecured promissory note to Excellere Capital Group LLC in the amount of $25,000 (the “$25K Excellere Note”). The $25,000 Excellere Note accrues interest at the rate of 6% per annum. The outstanding principal and interest becomes due on the earlier to occur of (a) a “Change in Control” of the Company, defined as the date that any person or group of persons (other than the shareholders of the Company as of the date of such note) acquire beneficial ownership (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) of fifty-one percent or more of the issued and outstanding shares of capital stock of the Company or (b) May 31, 2013. The maturity of the $25,000 Excellere Note has been extended to December 31, 2013. All past due principal and interest on the $25,000 Excellere Note bears interest from maturity until paid at the lesser of (i) the rate of 12% per annum or (ii) the highest rate for which the Company may legally contract under applicable law.

On November 19, 2012, the Company issued an unsecured promissory note to Excellere Capital Group LLC in the amount of $102,215 (the “$102,215 Excellere Note”). The $102,215 Excellere Note accrues interest at the rate of 6% per annum. The outstanding principal and interest becomes due on the earlier to occur of (a) a “Change in Control” of the Company (as defined above) or (b) May 31, 2013. The maturity of the $102,215 Excellere Note has been extended to December 31, 2013. All past due principal and interest on the $102,215 Excellere Note bears interest from maturity until paid at the lesser of (i) the rate of 12% per annum or (ii) the highest rate for which the Company may legally contract under applicable law.

NOGAL ENERGY, INC.

(fka BLUGRASS ENERGY INC.)

(A Development Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

On March 10, 2013, the Company issued an unsecured promissory note to Excellere Capital Group LLC in the amount of $52,137 (the “$52,137 Excellere Note”). The $52,137 Excellere Note accrues interest at the rate of 6% per annum. The outstanding principal and interest becomes due on the earlier to occur of (a) a “Change in Control” of the Company (as defined above) or (b) May 31, 2013. The maturity of the $52,137 Excellere Note has been extended to December 31, 2013. All past due principal and interest on the $52,137 Excellere Note bears interest from maturity until paid at the lesser of (i) the rate of 12% per annum or (ii) the highest rate for which the Company may legally contract under applicable law.

Line of Credit

On October 7, 2011, the Company entered into an unsecured Line of Credit with a third party for up to $100,000.  The Line of Credit carries an interest rate of 12% per annum on amounts outstanding and matured on October 7, 2012.  The Line of Credit is in default, the interest rate on the Line of Credit is the lower of 14% per annum or the maximum amount allowed by law.  As of June 30, 2013 and December 31, 2012, the Company had $97,500 outstanding under the Line of Credit. The amount is outstanding as of June 30, 2013, and is considered to be in default.

Convertible Promissory Notes

As of June 30, 2013 Convertible Promissory Notes totaling $100,000 were in payment default and, accordingly, accrued interest at a rate of 18%.

Subsequent Events

On July 17, 2013, the Company amended its Articles of Incorporation to change the name to Nogal Energy, Inc.; and effectuated a 1 for 200 reverse split of the Common Stock of the Company.

The reverse split was processed by OTCBB effective August 12, 2013, and the stock continues trading under the symbol of BLUGD.

On August 9, 2013, the Company issued 15,000,000 shares of Common Stock, as compensation for consulting services, to Excellere Capital Group, LLC. The issuance resulted in change of control of the Company, with Excellere Capital Group, LLC being an 89.1% owner of the Company’s Common Stock on the date of issue. $206,447 of advances, notes payable and accrued interest due to Excellere as of June 30, 2013, will be classified as related debt.

In accordance with agreements, upon the change in control, certain debt to previous owners, officers and directors is forgiven. $127,867 of Accounts payable – related party, $17,851 of Accounts payable and accrued liabilities, and $4,707 of accrued interest, were written off on August 9, 2013.

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

Business and Plan of Operations

General

Nogal Energy, Inc. is a publicly held Nevada corporation listed on the OTC under the symbol BLUG.PK.   The Company was incorporated under the laws of the State of Nevada on May 19, 2006 as Coastal Media, Inc.  On September 11, 2008, the Company amended its Articles of Incorporation to change its name to Blugrass Energy Inc. Upon the reverse merger recapitalization the new inception date is December 11, 2007. On July 17, 2013, the Company amended its Articles of Incorporation to change its name to Nogal Energy, Inc.

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

Results of Operations

For the Three months Ended June 30, 2013 compared to the Three months Ended June 30, 2012

We are still in our development stage and have no revenues to date.  We incurred operating expenses of $63,471 and $60,790 for the three-month periods ended June 30, 2013 and 2012, respectively.

During the three months ended June 30, 2013, we recognized a net loss of $79,293 compared to a net loss of $175,714 for the three months ended June 30, 2012. The decrease was attributed to smaller interest expense for the three months ended June 30, 2013, due to the pay down and forgiveness of debt, which occurred during the quarter ended December 31, 2012.

For the Six months Ended June 30, 2013 compared to the Six months Ended June 30, 2012

We incurred operating expenses of $100,774 and $217,034 for the six-month periods ended June 30, 2013 and 2012, respectively. The decrease in operation expenses was due primarily to reduction in payroll and other general and administrative expenses.

During the six months ended June 30, 2013, we recognized a net loss of $125,738 compared to a net loss of $415,268 for the six months ended June 30, 2012. The decrease was attributed to reduced operating expenses and smaller interest expense for the six months ended June 30, 2013, due to the pay down and forgiveness of debt, which occurred during the quarter ended December 31, 2012.

Liquidity and Capital Resources

At June 30, 2013, we had total assets of $8,541 consisting of an other asset. At June 30, 2013, we had total current liabilities of $1,103,751 consisting of accounts payable totaling $566,177, accrued interest totaling $140,722, notes payable totaling $199,352, line of credit totaling $97,500, and $100,000 of convertible promissory notes outstanding. Compared to balances at December 31, 2012, this includes reclassification of convertible promissory note in the amount of $102,215 to note payable, due to waver of conversion rights by holder of the note.

At December 31, 2012, we had total assets of $8,718 consisting of cash and an other asset. At December 31, 2012, we had total current liabilities of $987,119 consisting of accounts payable totaling $526,646, accrued interest totaling $115,758, notes payable totaling $45,000, line of credit totaling $97,500, and $202,215 of convertible promissory notes outstanding..

During the six months ended June 30, 2013, we used cash of $52,314 in operations, and our source of cash inflows was from financing activities totaling $52,137.

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

Our Chief Executive Officer has concluded that as a result of the material weakness, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.  Mine Safety Disclosures.

N/A

Item 5.  Other Information.

N/A

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

October 1, 2013

Blugrass Energy Inc. (Registrant)

By:	/s/ Stephen Bargo
Stephen Bargo, Chief Executive Officer

By:	/s/ Stephen Bargo
Stephen Bargo, Chief Accounting Officer

