Form 10-Q
period 2013-09-30
NOGAL ENERGY, INC.
filed 2013-11-20
CIK 1365748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 000-54035

NOGAL ENERGY INC.

(Exact name of small business issuer in its charter)

Nevada	20-4952339
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1610 Woodstead Court, Suite 330, The Woodlands, TX 77380

(Address of principal executive offices)

(214) 953-9358

(Telephone Number)

3102 Maple Avenue, Suite 450, Dallas, Texas 75201

(Former name or former address, if changed since last report)

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

Large accelerated filer [_]	Accelerated Filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

There were 16,834,393 shares of Common Stock outstanding as of November 12, 2013.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
		Page

	Balance Sheets – September 30, 2013 and December 31, 2012	1

	Statements of Operations -
	Three and Nine months ended September 30, 2013 and 2012 and
	From December 11, 2007 (Inception) to September 30, 2013	2

	Statements of Shareholders’ Deficit -
	From December 11, 2007 (Inception) to September 30, 2013	3

	Statements of Cash Flows –
	Nine months ended September 30, 2013 and 2012 and
	From December 11, 2007 (Inception) to September 30, 2013	4

	Condensed Notes to the Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	– Not Applicable	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		12

Item 1.  Financial Statements

NOGAL ENERGY, INC.

(fka BLUGRASS ENERGY, INC.)

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$—	$177
Other receivable	—	8,541
Total current assets	—	8,718

Total assets	$—	$8,718

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$413,064	$398,779
Accounts payable and accrued liabilities - related party	45,710	127,867
Notes payable	20,000	45,000
Notes payable - related party	179,352	—
Line of credit	97,500	97,500
Convertible notes payable, net	100,000	202,215
Accrued interest	144,037	115,758
Accrued interest - related party	8,334	—
Total current liabilities	1,007,997	987,119

Total liabilities	1,007,997	987,119

Commitments and Contingencies
Shareholders' deficit:
Common stock par value $0.001, 1,000,000,000 shares authorized,
16,834,393 and 1,834,393 issued and outstanding, respectively	16,834	1,834
Additional paid-in-capital	3,738,969	3,145,040
Deficit accumulated during the development stage	(4,763,800)	(4,125,275)
Total shareholders' deficit	(1,007,997)	(978,401)
Total liabilities and shareholders' deficit	$—	$8,718

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.

(fka BLUGRASS ENERGY, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	December 11, 2007 (Inception) to September 30, 2013

Operating expenses:
Professional fees	$637,861	$25,400	$729,408	$119,449	$1,224,832
Impairment of oil and gas properties	—	—	—	—	1,984,383
General and administrative expenses	575	35,796	9,801	159,051	816,010
Total operating expenses	638,436	61,196	739,209	278,500	4,025,225

Other income / (expense):
Loss on investment in Quad Energy	—	—	—	—	(500,000)
Forgiveness of debt	142,005	—	142,005	—	311,049
Interest expense	(13,667)	(44,011)	(38,631)	(219,537)	(331,899)
Interest expense - related party	(2,690)	—	(2,690)	(22,438)	(217,725)
Total other income / (expense)	125,648	(44,011)	100,684	(241,975)	(738,575)
Net Loss	$(512,788)	$(105,207)	$(638,525)	$(520,475)	$(4,763,800)

Per share information:
Basic and diluted loss per common share	$(0.05)	$(0.08)	$(0.13)	$(0.56)

Weighted average shares outstanding	10,475,697	1,299,053	4,746,481	928,385

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.

(fka BLUGRASS ENERGY, INC.)

(A Development Stage Company)

STATEMENT OF SHAREHOLDER'S EQUITY / (DEFICIT)

	Common Stock		Additional	Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Paid-in-Capital	Stage	(Deficit)

Balance at December 11, 2007	—	$—	$1,984,383	$—	$1,984,383
Balance at December 31, 2010	—	—	1,984,383	—	1,984,383
Reverse Merger - February 23, 2011	349,227	349	(3,527,925)	—	(3,527,576)
Conversion of debentures	43,301	43	80,750	—	80,793
Common stock issued for services	1,220	1	36,599	—	36,600
Common stock and warrants issued	4,200	4	50,396	—	50,400
Stock compensation expense	—	—	273,186	—	273,186
Net loss	—	—	—	(3,786,993)	(3,786,993)
Balances at December 31, 2011	397,948	397	(1,102,611)	(3,786,993)	(4,889,207)
Conversion of debentures	1,436,445	1,437	4,110,117	—	4,111,554
Stock compensation expense	—	—	137,534	—	137,534
Net loss	—	—	—	(338,282)	(338,282)
Balances at December 31, 2012	1,834,393	1,834	3,145,040	(4,125,275)	(978,401)
Stock compensation expense	—	—	8,929	—	8,929
Common stock issued for services	15,000,000	15,000	585,000		600,000
Net loss	—	—	—	(638,525)	(638,525)
Balances at September 30, 2013 (Unaudited)	16,834,393	$16,834	$3,738,969	$(4,763,800)	$(1,007,997)

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.

(fka BLUGRASS ENERGY, INC.)

(A Development Stage Company)

STATEMENTS OF CASHFLOWS

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	December 11, 2007 (Inception) to September 30, 2013

Cash flows used in operating activities:
Net loss	$(638,525)	$(520,475)	$(4,763,800)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt discount amortization	—	150,914	216,561
Loss on investment in Quad Energy	—	—	500,000
Impairment of oil and gas properties	—	—	1,984,383
Stock issued for services	600,000	—	636,600
Forgiveness of debt	(142,005)	—	(311,049)
Stock compensation	8,929	101,819	419,649
Changes in assets and liabilities:
Other receivable	121	(4,067)	—
Accounts payable and accrued liabilities	32,136	44,674	413,064
Accounts payable and accrued liabilities- related party	45,710	(1,451)	45,710
Accrued interest	32,986	122,258	144,037
Accrued interest - related party	8,334	—	8,334
Net cash used in operating activities	(52,314)	(106,328)	(706,511)

Cash flows from financing activities:
Proceeds from issuance of short term notes	—	—	20,000
Proceeds from issuance of short term notes - related party	52,137	—	179,352
Proceeds from line of credit	—	75,000	97,500
Proceeds from convertible promissory notes	—	30,000	359,259
Proceeds from issuance of common stock and warrants	—	—	50,400
Net cash provided by financing activities	52,137	105,000	706,511

Net decrease in cash and cash equivalents	(177)	(1,328)	—
Cash and cash equivalents at the beginning of the year	177	1,581	—
Cash and cash equivalents at the end of the year	$—	$253	$—

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-cash activities:
Debt and interest converted to equity	$—	$4,098,680	$4,192,347

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.

(fka BLUGRASS ENERGY INC.)

(A Development Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

On July 17, 2013, the Company amended its Articles of Incorporation to change its name from “Blugrass Energy, Inc.” to “Nogal Energy, Inc.”.

On July 17, 2013, the Company filed a Certificate of Change regarding a 1 for 200 shares reverse stock split. The split was effective August 12, 2013, and in September the stock symbol changed to “NGLE”. The accompanying financial statements reflect retroactive application of the split.

On August 9, 2013 the Company issued 15,000,000 shares of common stock as compensation for services. The issuance resulted in change of control of the Company.

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

Basis of Presentation

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

NOGAL ENERGY, INC.

(fka BLUGRASS ENERGY INC.)

(A Development Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Going Concern

The Company’s financial statements for the three and nine months ended September 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $638,525 for the nine months ended September 30, 2013, and an accumulated deficit during the development stage of $4,763,800 as of September 30, 2013.  At September 30, 2013, the Company had a working capital deficit of $1,007,997 and the Company had no revenues from its activities during the nine months ended September 30, 2013.

NOGAL ENERGY, INC.

(fka BLUGRASS ENERGY INC.)

(A Development Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Line of Credit

On October 7, 2011, the Company entered into an unsecured Line of Credit with a third party for up to $100,000.  The Line of Credit carries an interest rate of 12% per annum on amounts outstanding and matured on October 7, 2012.  The Line of Credit is in default, the interest rate on the Line of Credit is the lower of 14% per annum or the maximum amount allowed by law.  As of September 30, 2013 and December 31, 2012, the Company had $97,500 outstanding under the Line of Credit. The amount is outstanding as of September 30, 2013, and is considered to be in default.

Convertible Promissory Notes

As of September 30, 2013 Convertible Promissory Notes totaling $100,000 were in payment default and, accordingly, accrued interest at a rate of 18%.

Related Party Transactions

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

NOGAL ENERGY, INC.

(fka BLUGRASS ENERGY INC.)

(A Development Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

On August 9, 2013, the Company issued 15,000,000 shares of Common Stock, as compensation for consulting services, to Excellere Capital Group, LLC. Transaction was valued at $600,000, based on the closing price of the stock on the date of issue. The issuance resulted in change of control of the Company, with Excellere Capital Group, LLC being an 89.1% owner of the Company’s Common Stock on the date of issue.

In accordance with agreements, upon the change in control, certain debt to previous owners, officers and directors was forgiven. $127,867 of Accounts payable – related party, $17,851 of Accounts payable and accrued liabilities, and $4,707 of accrued interest, were written off on August 9, 2013. $8,420 of Other receivable were offset against the write-off.

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

On July 17, 2013, the Company filed a Certificate of Change regarding a 1 for 200 shares reverse stock split. The split was effective August 12, 2013, and in September the stock symbol changed to “NGLE”.

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

Results of Operations

For the Three months Ended September 30, 2013 compared to the Three months Ended September 30, 2012

We are still in our development stage and have no revenues to date.  We incurred operating expenses of $638,436 and $61,196 for the three-month periods ended September 30, 2013 and 2012, respectively. Increase relates primarily to consulting compensation issued in stock in August of 2013.

During the three months ended September 30, 2013, we recognized a net loss of $512,788 compared to a net loss of $105,207 for the three months ended September 30, 2012. The increase was attributed to consulting compensation of $600,000, paid in stock, offset to an extent by income from debt forgiveness in the amount of $142,005.

For the Nine months Ended September 30, 2013 compared to the Nine months Ended September 30, 2012

We incurred operating expenses of $739,209 and $278,500 for the nine-month periods ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, we recognized a net loss of $638,525 compared to a net loss of $520,475 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013, we had no assets. At September 30, 2013, we had total current liabilities of $1,007,997 consisting of accounts payable totaling $413,064, accrued interest totaling $144,037, notes payable totaling $20,000, line of credit totaling $97,500, $100,000 of convertible promissory notes outstanding, and $233,396 owed to related party.

At December 31, 2012, we had total assets of $8,718 consisting of cash and an other asset. At December 31, 2012, we had total current liabilities of $987,119 consisting of accounts payable totaling $526,646, accrued interest totaling $115,758, notes payable totaling $45,000, line of credit totaling $97,500, and $202,215 of convertible promissory notes outstanding..

During the nine months ended September 30, 2013, we used cash of $52,314 in operations, all of which came as advances from related party.

During the six months ended September 30, 2012, we used cash of $106,328 in operations, and our source of cash inflows was from financing activities totaling $105,000.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 20, 2013

Nogal Energy, Inc. (Registrant)

By:	/s/ Stephen Bargo
Stephen Bargo, Chief Executive Officer

By:	/s/ Stephen Bargo
Stephen Bargo, Chief Accounting Officer

