Form 10-K
period 2013-12-31
NOGAL ENERGY, INC.
filed 2014-10-27
CIK 1365748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended    December 31, 2013

Or

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number: 000-54035

NOGAL ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4952339
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1610 Woodstead Court, Suite 330, The Woodlands, TX 77380
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (844) 266-8263

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

Yes  [_]       No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

Yes  [_]       No  [_]

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [_]       No  [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014:  $164,914.

As of September 23, 2014, the registrant had 16,834,415 shares of common stock issued and outstanding.

2

NOGAL ENERGY, INC.

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “intends”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect or anticipate will occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements.

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

PART I

References in this Report on Form 10-K to “we”, “us”, “Nogal ” or “the Company” refer to Nogal Energy, Inc., a Nevada corporation.

ITEM 1.  DESCRIPTION OF BUSINESS

General

Nogal Energy, Inc. is a publicly held Nevada corporation listed on the OTC Pink under the symbol NGLE.

The Company was incorporated under the laws of the State of Nevada on May 19, 2006 as Coastal Media, Inc.  On September 11, 2008, the Company amended its Articles of Incorporation to change its name to Blugrass Energy, Inc. Upon the reverse merger recapitalization the new inception date is December 11, 2007. On July 17, 2013, the Company amended its Articles of Incorporation to change its name to Nogal Energy, Inc.

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

Plans for 2014

During the 2014, the Company intends to continue its efforts to acquire, merge, or purchase, oil field services companies. The Company intends to continue to raise funds to support the efforts through the sale of equity, debt securities and other forms of financing.

Headquarters

As of December 31, 2013, Nogal’s corporate headquarters are located at 1610 Woodstead Court, Suite 330, The Woodlands, TX 77380.

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

None

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is presently traded on the over-the-counter market on the OTC Pink Board maintained by the Financial Industry Regulatory Authority ("FINRA"). The OTC Pink symbol for the Company’s common stock is NGLE. The following table sets forth the range of high and low bid quotations for the Company’s common stock of each full quarterly period during the two most recent fiscal years and any subsequent interim period for which financial statements are included. The quotations were obtained from information published by FINRA and reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	HIGH	LOW
December 31, 2013	0.10	0.05
September 30, 2013	0.10	0.02
June 30, 2013	0.24	0.02
March 31, 2013	0.10	0.02
December 31, 2012	0.14	0.02
September 30, 2012	0.30	0.04
June 30, 2012	0.60	0.08
March 31, 2012	5.00	0.40

Holders

On December 31, 2013, there were approximately 200 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None

Exemption from Registration Claimed

All of the unregistered sales by Nogal Energy. Inc. of its securities were made in reliance upon Section 4(2) of the Securities Act of 1933.  The purchasers were existing shareholders, officers, and directors, known to the Company and its management, through pre-existing business relationships, as long standing business associates.  Each purchaser was provided access to all material information which it requested, and all information necessary to verify such information and was afforded access to Company management in connection with the purchases.  Each purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates representing such securities contained restrictive legends, prohibiting further transfer of the certificates representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the period ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Statements of Operations of Nogal Energy, Inc.

For Twelve Months Ended December 31

	2013	2012
Sales	$—	$—
Gross Profit	$—	$—
Net Loss	$(694,312)	$(338,282)
Net Loss Per Share, basic and diluted	$(0.09)	$(0.34)

Summary of Balance Sheet of Nogal Energy, Inc. as of December 31

	2013	2012
Working Capital	$(1,063,784)	$(978,401)
Total Assets	$—	$8,718
Stockholders’ Deficit	$(1,063,784)	$(978,401)

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

Overview of our Business

We had no revenues during the year ended December 31, 2013.  We have minimal capital and minimal cash.  We are illiquid and need cash infusions from investors or shareholders or loans from any sources to provide capital.

During the 2014, the Company intends to continue its efforts to acquire, merge, or purchase, an oil field service company. The Company intends to continue to raise funds to support the efforts through the sale of equity and/or debt securities.

As of December 31, 2013, our corporate headquarters is located in The Woodlands, Texas.

For a more detailed discussion on risks related to our business and industry, see Item 1A, Risk Factors.

Results of Operations

For the year ended December 31, 2013, we did not recognize any revenues from our business activities.  For the year ended December 31, 2013, we incurred operating expenses of $778,082.  For the year ended December 31, 2013, we incurred a net loss of $694,312.

For the year ended December 31, 2012, we did not recognize any revenues from our business activities.  For the year ended December 31, 2012, we incurred operating expenses of $341,981.  For the year ended December 31, 2012, we incurred a net loss of $338,282.

Operating Expenses

Operating expenses for the year ended December 31, 2013 totaled $778,082, and consisted of professional fees of approximately $768,000, and general and administrative expenses of approximately $10,000.  Professional fees included charges for accounting, consulting and legal.  General and administrative fees included employee related expenses and other office related expenses.

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

Liquidity

At December 31, 2013, we had no assets, and total liabilities of $1,063,784, including $380,790 in accounts payable and accrued liabilities.

As of December 31, 2013 and 2012 we had cash and cash equivalents of $0 and $177, respectively. Our working capital was ($1,063,784) and ($978,401) as of December 31, 2013 and 2012, respectively.

Capital Resources

We have only common stock as our capital resource.  Our operating expenses have been, and will be, for the foreseeable future, covered by the Company’s major shareholder – Excellere Capital Group, LLC, in form of loans. We have no material commitments for capital expenditures within the next year; however, if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Going Concern

The Company's financial statements for the twelve months ended December 31, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $694,312 for the year ended December 31, 2013. At December 31, 2013, the Company had a working capital deficit of $1,063,784 and the Company had no revenues from its activities during the years ended December 31, 2013 and 2012.

The Company’s financial statements as of December 31, 2013, have been prepared on the assumption that the Company will continue as a going concern.  Our independent accountants have issued a report stating that our lack of revenue, significant losses accumulated during the development stage, and our net capital deficiency raise substantial doubt as to our ability to continue as a going concern.  There can be no assurance that we will be able to continue as a going concern.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Nogal Energy, Inc.

We have audited the accompanying balance sheets of Nogal Energy, Inc. (the “Company”), as of December 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, as of December 31, 2013, the Company has an accumulated deficit of $4,819,587 and negative working capital of $1,063,784, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dallas, Texas

October 27, 2014

NOGAL ENERGY, INC.
BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$—	$177
Other receivable	—	8,541
Total current assets	—	8,718

Total assets	$—	$8,718

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$380,790	$398,779
Accounts payable and accrued liabilities - related party	116,857	127,867
Notes payable	20,000	45,000
Notes payable - related party	179,352	—
Line of credit	97,500	97,500
Convertible notes payable, net	100,000	202,215
Accrued interest	158,260	115,758
Accrued interest - related party	11,025	—
Total current liabilities	1,063,784	987,119

Total liabilities	1,063,784	987,119

Commitments and Contingencies
Shareholders' deficit:
Common stock par value $0.001, 1,000,000,000 shares authorized,
16,834,415 and 1,834,415 issued and outstanding, respectively	16,834	1,834
Additional paid-in-capital	3,738,969	3,145,040
Accumulated deficit	(4,819,587)	(4,125,275)
Total shareholders' deficit	(1,063,784)	(978,401)
Total liabilities and shareholders' deficit	$—	$8,718

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Operating expenses:
Professional fees	$768,281	$146,983
General and administrative expenses	9,801	194,998
Total operating expenses	778,082	341,981

Other income / (expense):
Forgiveness of debt	142,005	169,044
Interest expense	(52,854)	(142,906)
Interest expense - related party	(5,381)	(22,439)
Total other income	83,770	3,699
Net Loss	$(694,312)	$(338,282)

Per share information:
Basic and diluted loss per common share	$(0.09)	$(0.31)

Weighted average shares outstanding	7,793,297	1,103,099

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders' Equity
	Shares	Amount	Paid-in-Capital	Deficit	(Deficit)

Balances at December 31, 2011	397,948	$397	$(1,102,611)	$(3,786,993)	$(4,889,207)
Conversion of debentures	1,436,467	1,437	4,110,117	—	4,111,554
Stock compensation expense	—	—	137,534	—	137,534
Net loss	—	—	—	(338,282)	(338,282)
Balances at December 31, 2012	1,834,415	1,834	3,145,040	(4,125,275)	(978,401)
Stock compensation expense	—	—	8,929	—	8,929
Common stock issued for services	15,000,000	15,000	585,000		600,000
Net loss	—	—	—	(694,312)	(694,312)
Balances at December 31, 2013	16,834,415	$16,834	$3,738,969	$(4,819,587)	$(1,063,784)

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.
STATEMENTS OF CASHFLOWS

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Cash flows used in operating activities:
Net loss	$(694,312)	$(338,282)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt discount amortization	—	83,217
Stock issued for services	600,000	—
Forgiveness of debt	(142,005)	(169,044)
Stock compensation	8,929	137,534
Changes in assets and liabilities:
Other receivable	121	4,510
Accounts payable and accrued liabilities	(138)	385,089
Accounts payable and accrued liabilities- related party	116,857	(288,516)
Accrued interest	47,209	10,210
Accrued interest - related party	11,025	(192,596)
Net cash used in operating activities	(52,314)	(367,878)

Cash flows from financing activities:
Proceeds from issuance of short term notes	—	25,000
Proceeds from issuance of short term notes - related party	52,137	—
Proceeds from line of credit	—	75,000
Proceeds from convertible promissory notes	—	266,474
Net cash provided by financing activities	52,137	366,474

Net decrease in cash and cash equivalents	(177)	(1,404)
Cash and cash equivalents at the beginning of the year	177	1,581
Cash and cash equivalents at the end of the year	$—	$177

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—

Non-cash activities:
Debt and interest converted to equity	$—	$4,111,554
Notes payable reclassified to notes payable - related party	$25,000	$—
Convertible notes payable reclassified to notes payable - related party	$102,215	$—

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1.   Organization – Nature of Operations

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

On August 9, 2013, the Company issued 15,000,000 shares of common stock as compensation for services. The issuance resulted in change of control of the Company.

On January 28, 2014, the Company filed Notice of Action by Written Consent of the Majority Stockholders and Information Statement in order to change its name to Novamex Energy, Inc.

2.   Summary of Significant Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.  Key estimates in the accompanying financial statements include, among others, valuation of long-lived assets, and deferred income tax asset valuation allowances.

Cash and Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Other Receivable – The balance of other receivable as of December 31, 2012 was $8,541, and consisted of amounts representing cash advances owed to the Company.

Loss Per Share - Loss per share require dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOGAL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and penalties, it has been classified in the consolidated financial statements as income tax expense. Generally, the Company’s federal, state, and local tax returns for years subsequent to 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

New Accounting Standards - In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standards requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply standards for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company is evaluating the impact of this standard on its financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidelines in Topic 810, Consolidation . The standard will eliminate the reporting requirements for certain disclosures for development stage entities. Public entities are required to apply the presentation and disclosure requirements for annual reporting periods beginning on or after December 15, 2014. The revised consolidation standards are effective for annual reporting periods beginning on or after December 15, 2015. Early application is permitted. The Company has early adopted this guidance for the year ended December 31, 2013.

NOGAL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Public entities are required to apply the revenue recognition standard for annual reporting period beginning on or after December 15, 2016, including interim periods within that annual reporting period. Early application is not permitted. The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

3.   Reverse Merger

On February 23, 2011, the Company was acquired by Petro Grande, which contributed a significant oil and gas lease covering acreage located in Crockett County, Texas from Petro Grande as consideration in exchange for 261,472 shares of the Company’s restricted common plus a promissory note in the amount of $3.5 million. On the closing date of the PG Transaction, a change in control of the Company occurred and the senior management and directors of Nogal resigned and were replaced by Petro Grande’s management team. Although Petro Grande is the surviving legal entity; Nogal remained the financial reporting entity and the merger was treated as a reverse recapitalization as, prior to the PG transaction, Blugrass was a public holding company with limited assets or operations and, upon completion of the PG transaction, Petro Grande shareholders emerged with a controlling 77% interest in the merged Company.

On March 7, 2012, the $3,500,000 PG Note Payable and accrued and unpaid interest totaling $215,035 were converted to 371,504 shares of common stock.

4.   Going Concern

The Company’s financial statements for the year ended December 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $694,312 for the year ended December 31, 2013.  At December 31, 2013, the Company had a working capital deficit of $1,063,784, and the Company had no revenues from its activities during the years ended December 31, 2013 and 2012.

The Company’s ability to continue as a going concern may be dependent on the success of management’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2014 fiscal year, the Company intends to continue its efforts to acquire, merge, or purchase oil field services companies. The Company intends to continue to raise funds to support the efforts through the sale of equity and/or debt securities.

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

5.   Notes Payable

On May 12, 2011 the Company issued an unsecured note payable in the amount of $20,000 (the “Ladner Note”).  The Ladner Note matured on August 31, 2011, and is considered to be in default.  The note includes a “bonus payment” of $2,500 due at maturity.  Principal balance of the note has not changed. As of December 31, 2013 and 2012, balances of accrued interest were $10,700 and $2,500, respectively.

NOGAL ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

6. Line of Credit

On October 7, 2011, the Company entered into an unsecured Line of Credit with a third party for up to $100,000.  The Line of Credit carries an interest rate of 12% per annum on amounts outstanding and matured on October 7, 2012.  The Line of Credit is in default, the interest rate on the Line of Credit is the lower of 14% per annum or the maximum amount allowed by law.  As of December 31, 2013 and 2012, the Company had $97,500 outstanding under the Line of Credit. The amount is outstanding as of December 31, 2013, and is considered to be in default. As of December 31, 2013 and 2012, balances of accrued interest were $25,312 and $10,078, respectively.

7.   Convertible Promissory Notes

During the year ended December 31, 2012, two convertible promissory notes, originated in 2008, in the amount of $66,666 and accrued and unpaid interest in the amount of $12,734 were converted to 8,107 shares of common stock.

As of December 31, 2013, two convertible promissory notes, originated in 2008, totaling $100,000 were in default and, accordingly, accrued interest at a rate of 18%. As of December 31, 2013 and 2012, balances of accrued interest were $122,248 and $85,885, respectively.

During 2011, the Company issued four convertible promissory notes, totaling $195,000. During 2011, the company converted $28,000 of principal, outstanding under the notes, into 40,659 shares of common stock of the Company. During 2012, the company converted $50,550 of principal and $2,500 of accrue interest, outstanding under the notes, into 1,132,489 shares of common stock of the Company. Remaining balances of the notes, totaling $116,450, along with $30,000, total balance of two additional notes issued during 2012, were settled with the creditor on November 19, 2012, for $102,215.

8.   Related Party Transactions

On November 19, 2012, the Company issued an unsecured promissory note to Excellere Capital Group LLC in the amount of $25,000 (the “$25K Excellere Note”). The $25,000 Excellere Note accrues interest at the rate of 6% per annum. The maturity of the $25,000 Excellere Note has been extended to December 31, 2014.

On November 19, 2012, the Company issued an unsecured promissory note to Excellere Capital Group LLC in the amount of $102,215 (the “$102,215 Excellere Note”). The $102,215 Excellere Note accrues interest at the rate of 6% per annum. The maturity of the $102,215 Excellere Note has been extended to December 31, 2014.

On March 10, 2013, the Company issued an unsecured promissory note to Excellere Capital Group LLC in the amount of $52,137 (the “$52,137 Excellere Note”). The $52,137 Excellere Note accrues interest at the rate of 6% per annum. The maturity of the $52,137 Excellere Note has been extended to December 31, 2014.

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

During 2013, the Company borrowed $116,857 from related party in order to pay current expenses.

9.   Income Taxes

No provision for federal income taxes has been recognized for the years ended December 31, 2013 and 2012, as the Company has a net operating loss carry forward for income tax purposes available in each period.  Additionally, it is uncertain if the Company will have taxable income in the future so a valuation allowance has been established for the full value of net tax assets. The deferred tax asset consists of net operating loss carry forwards and the Company has no deferred tax liabilities.

We have determined that utilization of existing new operating losses against future taxable income is limited by Section 382 of the Internal Revenue Code. Due to the Section 382 limitation the Company is not allowed to deduct more than $2,319 against future taxable income per year. These net operating loss carry forwards may be carried forward in varying amounts until 2033 and may be limited in their use due to significant changes in the Company's ownership.

	December 31,
	2013	2012
Net operating loss carry-forwards subject to Section 382 limitations	$46,380	$3,764,748
Less: valuation allowance	(46,380)	(3,764,748)
Net deferred tax asset	$—	$—

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), which summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

The material weakness relates to the monitoring and review of accounting work by our Chief Accounting Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. This lack of accounting staff results in a lack of segregation of duties, and accounting technical expertise necessary for an effective system of internal control.

Because of the material weakness described above, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the twelve months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM  10. Directors, Executive Officers and Corporate Governance

The following table set forth certain information regarding our directors and executive officers, effective December 31, 2013.

	Age	Tenure	Position
Stephen Bargo	61	2013	Director, President & CEO / Chief Accounting Officer

Mr. Bargo has 30 years of experience in the global oil and gas marketplace, primarily in the Private Equity and Merger and Acquisitions space. His experience includes investment-grade real estate development, portfolio optimization, equity raises, operations management and transactional activity. Stephen leverages strategic alliances with real estate firms and oil and gas companies in Africa, Asia, Europe the U.S. and Mexico to gain access to lucrative off-market opportunities and deliver a competitive advantage to investors.

Committees of the Board of Directors

Nogal Energy, Inc. does not have a separate executive committee.  The Board as a whole functions as the Executive Committee for Nogal.

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

ITEM 11.  Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, for the years ended December 31, 2013 and 2012, to our highest paid executive officers and employees, who were employed by us during the years ended December 31, 2013 and 2012.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal periods.

SUMMARY COMPENSATION TABLE

The below table shows compensation of the named officers for the years ended December 31, 2013 and 2012:

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Options/ SARs	LTIP Payouts	All Other Compen- sation
		($)	($)	($)	($)	(#)	($)	($)

Stephen Bargo,	2013	-
President/CEO	2012	-

Outstanding Equity Awards

There were no outstanding equity awards given to officers of the Company at December 31, 2013 and 2012.

Compensation of Directors

For the years ended December 31, 2013 and 2012, the Company’s directors received no compensation for their services as directors. The Company has not established any standard arrangements pursuant to which directors have been compensated for their services, although all directors are reimbursed for out-of-pocket expenses, including those incurred in connection with attendance at Board of Directors meetings.  The Company may establish a compensation plan for its directors in the future.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of December 31, 2013, of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by:

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Excellere Capital Group, LLC 3102 Maple Ave., Suite 450 Dallas, TX 75201	15,000,000 shares / Direct	89.10%

(1)	We understand that each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

For the year ended December 31, 2013, none of the following persons has had any direct or indirect material interest in any transaction to which the Company was or is a party, or in any proposed transaction to which the Company proposes to be a party:

•	any director or officer of the Company;
•	any proposed director of officer of the Company;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s common stock; or
•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

Director Independence

The Company’s common stock is quoted through the OTC Pink System.  For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules.  At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees.  The Company’s Board of Directors has determined that, of the Company’s present directors, none is an “independent director,” as defined under NASDAQ’s Marketplace Rules, for purposes of qualifying as independent members of the board and an Audit, Compensation and Nominating Committee of the board, since they serve as executive officers of the Company.

Since August 9, 2013, the Company has not changed the structure of its Board of Directors and currently, Mr. Stephen Bargo serves as both director, and as Chief Executive and Accounting Officer. It is anticipated that independent directors will be added to the Board, however, the Company’s Board of Directors has not set a timetable for such action.

ITEM 14. Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed periods ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2013	2012
Audit Fees	$43,420	$38,748
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$43,420	$38,748

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

(3) Exhibits

Each exhibit identified below is filed with this annual report. Exhibits designated with an “*” are filed herewith.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of Registrant (1)
3.3	Certificate of Amendment to Articles of Incorporation (1)
3.4	Certificate of Change (1)
3.5	Certificate of Amendment to Articles of Incorporation (2)
3.6	Certificate of Amendment to Articles of Incorporation (3)
3.7	Certificate of Change (3)
31*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

____________

1. Incorporated by reference to the Company's Transition Report on Form 10-KT as filed with the SEC on May 16, 2011.

2. Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on February 16, 2012.

3. Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on July 26, 2013.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 27, 2014

Nogal Energy, Inc. (Registrant)
/s/ Stephen Bargo
Stephen Bargo
Chief Executive Officer
and President, and Accounting Officer

