Form 10-Q
period 2014-03-31
NOGAL ENERGY, INC.
filed 2014-11-06
CIK 1365748

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2014

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 000-54035

NOGAL ENERGY, INC.

(Exact name of small business issuer in its charter)

Nevada	20-4952339
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1610 Woodstead Court, Suite 330, The Woodlands, TX 77380

(Address of principal executive offices)

(844) 266-8263

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

Large accelerated filer [_]	Accelerated Filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

There were 16,834,415 shares of Common Stock outstanding as of October 15, 2014.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
		Page

	Balance Sheets – March 31, 2014 (Unaudited) and December 31, 2013	1

	Statements of Operations -
	Three months ended March 31, 2014 and 2013 (Unaudited)	2

	Statements of Shareholders’ Deficit -
	Three months ended March 31, 2014 (Unaudited) and year ended December 31, 2013	3

	Statements of Cash Flows –
	Three months ended March 31, 2014 and 2013 (Unaudited)	4

	Condensed Notes to the Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	– Not Applicable	9

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

SIGNATURES		11

Item 1.  Financial Statements

NOGAL ENERGY, INC.
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—

Total assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$386,898	$380,790
Accounts payable and accrued liabilities - related party	136,990	116,857
Notes payable	20,000	20,000
Notes payable - related party	179,352	179,352
Line of credit	97,500	97,500
Convertible notes payable	100,000	100,000
Accrued interest	173,064	158,260
Accrued interest - related party	13,715	11,025
Total current liabilities	1,107,519	1,063,784

Total liabilities	1,107,519	1,063,784

Commitments and Contingencies
Shareholders' deficit:
Common stock par value $0.001, 1,000,000,000 shares authorized,
16,834,415 issued and outstanding	16,834	16,834
Additional paid-in-capital	3,738,969	3,738,969
Accumulated deficit	(4,863,322)	(4,819,587)
Total shareholders' deficit	(1,107,519)	(1,063,784)
Total liabilities and shareholders' deficit	$—	$—

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Operating expenses:
Professional fees	$26,241	$32,540
General and administrative expenses	—	4,762
Total operating expenses	26,241	37,302

Other income / (expense):
Interest expense	(14,804)	(9,142)
Interest expense - related party	(2,690)	—
Total other income / (expense)	(17,494)	(9,142)
Net loss	$(43,735)	$(46,444)

Per share information:
Basic and diluted loss per common share	$(0.00)	$(0.03)

Weighted average shares outstanding	16,834,415	1,834,415

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders’ Equity
	Shares	Amount	Paid-in-Capital	Deficit	(Deficit)

Balances at December 31, 2012	1,834,415	$1,834	$3,145,040	$(4,125,275)	$(978,401)
Stock compensation expense	—	—	8,929	—	8,929
Common stock issued for services	15,000,000	15,000	585,000		600,000
Net loss	—	—	—	(694,312)	(694,312)
Balances at December 31, 2013	16,834,415	16,834	3,738,969	(4,819,587)	(1,063,784)
Net loss	—	—	—	(43,735)	(43,735)
Balances at March 31, 2014 (Unaudited)	16,834,415	$16,834	$3,738,969	$(4,863,322)	$(1,107,519)

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.
STATEMENTS OF CASHFLOWS

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Cash flows used in operating activities:
Net loss	$(43,735)	$(46,444)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock compensation	—	4,465
Changes in assets and liabilities:
Accounts payable and accrued liabilities	6,108	(19,477)
Accounts payable and accrued liabilities- related party	20,133	—
Accrued interest	14,804	9,142
Accrued interest - related party	2,690	—
Net cash used in operating activities	—	(52,314)

Cash flows from financing activities:
Proceeds from issuance of short term notes - related party	—	52,137
Net cash provided by financing activities	—	52,137

Net decrease in cash and cash equivalents	—	(177)
Cash and cash equivalents at the beginning of the period	—	177
Cash and cash equivalents at the end of the period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

Organization – Nature of Operations

Nogal Energy, Inc. (the “Company” or “Nogal”) was incorporated under the laws of the State of Nevada on May 19, 2006, as Coastal Media Inc.  The Company was originally formed to engage in the business of manufacturing, marketing, distributing and selling its marine DVDs.

On September 11, 2008, the Company amended its Articles of Incorporation to change its name from "Coastal Media Inc." to "Blugrass Energy, Inc.", to reflect the change in direction of the Company’s business to the Oil and Gas Industry. As a result of the name change, the Company’s trading symbol was changed to “BLUG”.

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

On June 12, 2014, the Company filed a Certificate of Amendment to change its name from “Nogal Energy, Inc. to “Novamex Energy, Inc.” This action will become effective once processed by FINRA. On July 7, 2014, the Company filed an Amendment to its Articles of Incorporation to change the structure of authorized capital. This action will become effective 20 days after the Definitive Information Statement is mailed to shareholders.

Basis of Presentation

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

NOGAL ENERGY, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

Cash and Cash Equivalents – The Company considers all highly-liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Loss Per Share - Loss per share requires dual presentation of basic and diluted earnings or loss per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Going Concern

The Company’s financial statements for the three months ended March 31, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $43,735 for the three months ended March 31, 2014, and an accumulated deficit of $4,863,322 as of March 31, 2014.  At March 31, 2014, the Company had a working capital deficit of $1,107,519, and the Company had no revenues from its activities during the three months ended March 31, 2014.

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

Notes Payable

On May 12, 2011 the Company issued an unsecured note payable in the amount of $20,000 (the “Ladner Note”).  The Ladner Note matured on August 31, 2011, and is considered to be in default.  The note includes a “bonus payment” of $2,500 due at maturity. As of March 31, 2014 and December 31, 2013, balances of accrued interest were $11,630 and $9,797, respectively.

NOGAL ENERGY, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

Line of Credit

On October 7, 2011, the Company entered into an unsecured Line of Credit with a third party for up to $100,000.  The Line of Credit carries an interest rate of 12% per annum on amounts outstanding and matured on October 7, 2012.  The Line of Credit is in default, the interest rate on the Line of Credit is the lower of 14% per annum or the maximum amount allowed by law.  As of March 31, 2014 and December 31, 2013, the Company had $97,500 outstanding under the Line of Credit, which is considered to be in default. As of March 31, 2014 and December 31, 2013, balances of accrued interest were $29,034 and $21,700, respectively.

Convertible Promissory Notes

As of March 31, 2014 Convertible Promissory Notes totaling $100,000 were in default and, accordingly, accrued interest at a rate of 18%.  As of March 31, 2014 and December 31, 2013, balances of accrued interest were $132,400 and $122,248, respectively.

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

As of March 31, 2014 and December 31, 2013, principal balance of the Excellere Notes was $179,352; balances of accrued interest were $13,715 and $11,025, respectively.

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

During the three months ended March 31, 2014 and 2013, the Company borrowed $20,134 and $0, respectively, from related party in order to pay current expenses. As of March 31, 2014 and December 31, 2013, balances of accounts payable – related party were $136,990 and $116,857, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

On June 12, 2014, the Company filed a Certificate of Amendment to change its name from “Nogal Energy, Inc. to “Novamex Energy, Inc.” This action will become effective once processed by FINRA. On July 7, 2014, the Company filed an Amendment to its Articles of Incorporation to change the structure of authorized capital. This action will become effective 20 days after the Definitive Information Statement Pursuant to Section 14c of the Securities Exchange Act of 1934 is mailed to shareholders. We are expecting both actions to become effective by the end of 2014.

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

Plans for 2014

During the 2014 fiscal year, the Company intends to acquire, merge, or purchase, oil field services companies. The Company intends to continue to raise funds to support the efforts through the sale of equity, debt securities and other forms of financing.

Results of Operations

For the Three months Ended March 31, 2014 compared to the Three months Ended March 31, 2013

We have no revenues to date.  We incurred operating expenses of $26,241 and $37,302 for the three-month periods ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, we recognized a net loss of $43,735 compared to a net loss of $46,444 for the three months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, we had no assets. At March 31, 2014, we had total current liabilities of $1,107,519 consisting of accounts payable totaling $386,898, accrued interest totaling $173,064, notes payable totaling $20,000, line of credit totaling $97,500, $100,000 of convertible promissory notes outstanding, and $330,057 owed to related party.

At December 31, 2013, we had no assets. At December 31, 2013, we had total current liabilities of $1,063,784 consisting of accounts payable totaling $380,790, accrued interest totaling $158,260, notes payable totaling $20,000, line of credit totaling $97,500, $100,000 of convertible promissory notes outstanding, and $307,234 owed to related party.

During the reporting period, all the operating expenses of the Company were covered by advances from related party. This will continue for the foreseeable future.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 1A.  Risk Factors.

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Report on Form 10-K for the period year ended December 31, 2013. There have been no material changes from the risk factors previously disclosed in that Form 10-K.

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

November 6, 2014

Nogal Energy, Inc. (Registrant)

By:	/s/ Stephen Bargo
Stephen Bargo, Chief Executive Officer

By:	/s/ Stephen Bargo
Stephen Bargo, Chief Accounting Officer

