Form 10-Q
period 2014-09-30
NOGAL ENERGY, INC.
filed 2014-11-06
CIK 1365748

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer [_]	Accelerated Filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]	No [X]

There were 16,834,415 shares of Common Stock outstanding as of October 15, 2014.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
		Page

	Balance Sheets – September 30, 2014 (Unadutied) and December 31, 2013	1

	Statements of Operations -
	Three and Nine months ended September 30, 2014 and 2013 (Unaudited)	2

	Statements of Shareholders’ Deficit -
	Nine months ended September 30, 2014 (Unaudited) and year ended December 31, 2013	3

	Statements of Cash Flows –
	Nine months ended September 30, 2014 and 2013 (Unaudited)	4

	Condensed Notes to the Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	– Not Applicable	9

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		11

Item 1.  Financial Statements

NOGAL ENERGY, INC.
BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—

Total assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$377,159	$380,790
Accounts payable and accrued liabilities - related party	187,964	116,857
Notes payable	20,000	20,000
Notes payable - related party	179,352	179,352
Line of credit	97,500	97,500
Convertible notes payable	100,000	100,000
Accrued interest	204,510	158,260
Accrued interest - related party	19,096	11,025
Total current liabilities	1,185,581	1,063,784

Total liabilities	1,185,581	1,063,784

Commitments and Contingencies
Shareholders' deficit:
Common stock par value $0.001, 1,000,000,000 shares authorized,
16,834,415 issued and outstanding	16,834	16,834
Additional paid-in-capital	3,738,969	3,738,969
Accumulated deficit	(4,941,384)	(4,819,587)
Total shareholders' deficit	(1,185,581)	(1,063,784)
Total liabilities and shareholders' deficit	$—	$—

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Operating expenses:
Professional fees	$20,500	$637,861	$66,741	$729,408
General and administrative expenses	735	575	735	9,801
Total operating expenses	21,235	638,436	67,476	739,209

Other income / (expense):
Forgiveness of debt	—	142,005	—	142,005
Interest expense	(16,038)	(13,667)	(46,250)	(38,631)
Interest expense - related party	(2,690)	(2,690)	(8,071)	(2,690)
Total other income / (expense)	(18,728)	125,648	(54,321)	100,684
Net loss	$(39,963)	$(512,788)	$(121,797)	$(638,525)

Per share information:
Basic and diluted loss per common share	$(0.00)	$(0.05)	$(0.01)	$(0.13)

Weighted average shares outstanding	16,834,415	10,475,697	16,834,415	4,746,481

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders' Equity
	Shares	Amount	Paid-in-Capital	Deficit	(Deficit)

Balances at December 31, 2012	1,834,415	$1,834	$3,145,040	$(4,125,275)	$(978,401)
Stock compensation expense	—	—	8,929	—	8,929
Common stock issued for services	15,000,000	15,000	585,000		600,000
Net loss	—	—	—	(694,312)	(694,312)
Balances at December 31, 2013	16,834,415	16,834	3,738,969	(4,819,587)	(1,063,784)
Net loss	—	—	—	(121,797)	(121,797)
Balances at September 30, 2014 (Unaudited)	16,834,415	$16,834	$3,738,969	$(4,941,384)	$(1,185,581)

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.
STATEMENTS OF CASHFLOWS

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

Cash flows used in operating activities:
Net loss	$(121,797)	$(638,525)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	—	600,000
Forgiveness of debt	—	(142,005)
Stock compensation	—	8,929
Changes in assets and liabilities:
Other receivable	—	121
Accounts payable and accrued liabilities	(3,631)	32,136
Accounts payable and accrued liabilities- related party	71,107	45,710
Accrued interest	46,250	32,986
Accrued interest - related party	8,071	8,334
Net cash used in operating activities	—	(52,314)

Cash flows from financing activities:
Proceeds from issuance of short term notes - related party	—	52,137
Net cash provided by financing activities	—	52,137

Net decrease in cash and cash equivalents	—	(177)
Cash and cash equivalents at the beginning of the period	—	177
Cash and cash equivalents at the end of the period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—

(See accompanying notes to the financial statements)

NOGAL ENERGY, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Basis of Presentation

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

SEPTEMBER 30, 2014

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

Going Concern

The Company’s financial statements for the three and nine months ended September 30, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $121,797 for the nine months ended September 30, 2014, and an accumulated deficit of $4,941,384 as of September 30, 2014.  At September 30, 2014, the Company had a working capital deficit of $1,185,581, and the Company had no revenues from its activities during the nine months ended September 30, 2014.

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

Notes Payable

On May 12, 2011 the Company issued an unsecured note payable in the amount of $20,000 (the “Ladner Note”).  The Ladner Note matured on August 31, 2011, and is considered to be in default.  The note includes a “bonus payment” of $2,500 due at maturity. As of September 30, 2014 and December 31, 2013, balances of accrued interest were $13,576 and $9,797, respectively.

NOGAL ENERGY, INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Line of Credit

On October 7, 2011, the Company entered into an unsecured Line of Credit with a third party for up to $100,000.  The Line of Credit carries an interest rate of 12% per annum on amounts outstanding and matured on October 7, 2012.  The Line of Credit is in default, the interest rate on the Line of Credit is the lower of 14% per annum or the maximum amount allowed by law.  As of September 30, 2014 and December 31, 2013, the Company had $97,500 outstanding under the Line of Credit, which is considered to be in default. As of September 30, 2014 and December 31, 2013, balances of accrued interest were $36,808 and $21,700, respectively.

Convertible Promissory Notes

As of September 30, 2014 Convertible Promissory Notes totaling $100,000 were in default and, accordingly, accrued interest at a rate of 18%.  As of September 30, 2014 and December 31, 2013, balances of accrued interest were $154,116 and $122,248, respectively.

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

As of September 30, 2014 and December 31, 2013, principal balance of the Excellere Notes was $179,352; balances of accrued interest were $19,096 and $11,025, respectively.

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

During the nine months ended September 30, 2014 and 2013, the Company borrowed $71,108 and $58,630, respectively, from related party in order to pay current expenses. As of September 30, 2014 and December 31, 2013, balances of accounts payable – related party were $187,964 and $116,857, respectively.

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

Results of Operations

For the Three months Ended September 30, 2014 compared to the Three months Ended September 30, 2013

We have no revenues to date.  We incurred operating expenses of $21,235 and $638,436 for the three-month periods ended September 30, 2014 and 2013, respectively. Decrease relates primarily to consulting compensation issued in stock in August of 2013.

During the three months ended September 30, 2014, we recognized a net loss of $39,963 compared to a net loss of $512,788 for the three months ended September 30, 2013. The decrease was attributed to consulting compensation of $600,000, paid in stock, offset to an extent by income from debt forgiveness in the amount of $142,005, recognized during the third quarter of 2013.

For the Nine months Ended September 30, 2014 compared to the Nine months Ended September 30, 2013

We incurred operating expenses of $67,476 and $739,209 for the nine-month periods ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, we recognized a net loss of $121,797 compared to a net loss of $638,525 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014, we had no assets. At September 30, 2014, we had total current liabilities of $1,185,581 consisting of accounts payable totaling $377,159, accrued interest totaling $204,510, notes payable totaling $20,000, line of credit totaling $97,500, $100,000 of convertible promissory notes outstanding, and $386,412 owed to related party.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

