Form 10-K
period 2014-12-31
NOVAMEX ENERGY INC.
filed 2015-04-15
CIK 1365748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number 000-54035

Novamex Energy Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-4952339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1610 Woodstead Court, Suite 330 The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

(844) 266-8263
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value of $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X].

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was approximately $164,914

As of March 31, 2015, the issuer had outstanding 16,834,415 shares of common stock ($0.001 par value).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, any projections of earnings, revenue, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning resource development opportunities; any potential joint ventures or strategic partnerships; any statements regarding future economic conditions or performance; any statements regarding future capital-raising activities; any statements of belief; and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "goals," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "seeks," "should," "targets," "will," or similar terms or variations of these terms.

Actual results may differ materially from those set forth in forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

•	prices for oil and natural gas, including changes in prices resulting from the inability of the Organization of Petroleum Export Countries ("OPEC") to support prices, changes in the levels of oil and natural gas production in the United States, and political conditions in oil-producing countries;
•	weakness in oil and natural gas prices (or perceived future weakness by our customers) could result in a reduction in the utilization of our equipment and reduced demand and lower rates for our services;
•	factors affecting our ability to access the capital markets, including general capital market conditions; our capitalization structure; and market perceptions of the oil and gas industry or us;
•	inflation rates;
•	the inability of management to effectively implement our strategies and business plans;
•	fluctuations in the price of oil and natural gas, including reductions in prices that would adversely affect our revenue, cash flow, and access to capital;
•	other market forces negatively affecting our revenues, ability to borrow or raise capital, or enter into joint venture arrangements;
•	our ability to successfully identify and consummate acquisition transactions;
•	deterioration in general or regional economic conditions;
•	the strength and financial resources of our competitors;
•	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
•	technique risks inherent in drilling in existing or emerging unconventional shale plays using horizontal drilling and completion techniques;
•	delays, denials, or other problems relating to our receipt of operational consents and approvals from governmental entities and other parties;
•	advances in technology that result in competitive disadvantages and create the potential for impairment of existing assets;
Table of Contents	1

•	the direct or indirect effect on our business resulting from terrorist incidents and the threat of terrorist incidents, including cyber intrusion;
•	operating hazards, environmental liabilities, and uninsured risks;
•	loss of senior management or key technical personnel;
•	inability to attract and hire key management and technical personnel;
•	adverse state or federal legislation or regulation that increases the costs of compliance, including those related to hydraulic fracturing;
•	the effect of accounting pronouncements issued periodically by standard setting bodies;
•	changes in the legal, regulatory, and legislative environments in the markets in which we operate; and
•	other factors discussed elsewhere in this Annual Report and that may be disclosed from time to time in our United States

Securities and Exchange Commission (the "SEC") filings or in other publicly disseminated written documents.

Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us. All forward-looking statements speak only as of the date of this Annual Report and we expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Table of Contents	2

PART I

References in this Annual Report on Form 10-K to "we," "us," "Novamex," or "the Company" refer to Novamex Energy Inc., a Nevada corporation.

ITEM 1. BUSINESS

General

Novamex Energy Inc. is a publicly-held Nevada corporation that is listed on the OTCQB® under the ticker symbol "NGLE". The Company was incorporated under the laws of the State of Nevada on May 19, 2006. On June 12, 2014, the Company filed and amendment to its Articles of Incorporation to change its name from Nogal Energy, Inc. to Novamex Energy Inc. The name change became effective on December 22, 2014, when the Financial Industry Regulatory Authority ("FINRA") completed processing the name change. On December 23, 2014, our common stock began trading under the new name – Novamex Energy Inc.

We issued 15,000,000 shares of common stock to Excellere Capital Group LLC in August of 2013 in consideration of a $600,000 investment. Since that time, Excellere Capital Group LLC has been a controlling stockholder with ownership of 89.1% of the Company's outstanding common stock.

Business Strategy

The Company's business strategy is to secure a sustainable competitive position as a diversified oilfield services company by delivering products and services that facilitate our customers' extraction and recovery objectives while upholding our strong ethical and business standards, and maintaining the highest standards of health, safety, and environmental performance. Our objective is to continue to search for opportunities to acquire oilfield services companies through purchase or merger. The ability to consummate these transactions, however, will likely be contingent on our ability to obtain financing. To date, we have no revenues and limited capital resources. As such, in order to remain a going concern we will likely need to raise additional debt or equity capital in the short-term.

Industry Operating Environment

The oil and gas industry is affected by many factors that are generally beyond our ability to control, including government regulations, particularly in the areas of taxation, energy, climate change, and the environment; the level of oil production by non-OPEC countries; and the available excess production capacity within OPEC.

Plans for 2015

During the fiscal year 2015, Novamex intends to continue its efforts to purchase or merge with oilfield services companies. The Company plans to continue to raise funds to support these efforts through the sale of equity and debt securities as well as with other forms of financing.

Corporate Headquarters

Novamex's corporate headquarters are located at 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380.

Table of Contents	3

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents with the SEC pursuant to the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Novamex, that file electronically with the SEC. The public can obtain any document we file with the SEC at http://www.sec.gov. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this Annual Report or any other filing that we make with the SEC.

Competition

The markets in which we intend to operate are highly competitive. Competition is influenced by such factors as price, capacity, availability of work crews, and the reputation, experience, and technical proficiency of the service provider. We believe that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled, and well-trained work force. In addition, price is often the primary factor in determining which service provider is awarded the work. In numerous instances, however, we intend to secure and maintain work for large customers for which efficiency, reliability, safety, technology, size of fleet, and availability of other services are of equal importance to price. Our ability to grow will depend on our ability to raise additional capital, attract and retain quality personnel, and identify suitable companies for acquisition.

Our competitors will include the major diversified oilfield service companies such as Schlumberger, Halliburton, and Weatherford International, companies whose product lines are more narrowly focused, such as National Oilwell Varco, Newpark Resources, and FTS International, and numerous smaller oilfield services providers. Our revenue and earnings will be affected by changes in commodity prices, fluctuations in the level of drilling, workover, and completion activity, government regulations, and general economic conditions.

Marketing and Customers

In the event we are able to raise additional capital and purchase or merge with a suitable oilfield services company, our customers will include major, foreign national, and independent oil and natural gas production companies in the United States and Mexico. We expect to market our products and services through our own business development and sales personnel.

Employees

Novamex currently has one employee, who is not full-time. We expect this number to materially increase if we are able to identify and acquire appropriate oilfield service companies.

Raw Materials

We expect to purchase various raw materials and component parts for use in manufacturing our products and delivering our services to customers. Raw materials essential to the oilfield services business are normally readily available. Market conditions can trigger price volatility and constraints in the supply of certain raw materials, however, such as proppants, hydrochloric acid, and gels, including guar gum (a blending additive used in the hydraulic fracturing process). We do not expect significant interruptions in the supply of raw materials, but there can be no assurance that there will be no price or supply issues over the long-term.

Table of Contents	4

Regulation

Regulation of Gas and Oil Production

Oilfield services operations are subject to various federal, state, and local laws and regulations pertaining to health, safety, and the environment. We cannot predict the level of enforcement of existing laws or regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. In addition, we cannot predict whether additional laws and regulations affecting the oilfield services business will be adopted, or the effect such changes might have on our financial condition, the oilfield services business, or us.

Environmental Regulation

Oilfield services operations routinely involve the storage, handling, transportation, and disposal of bulk waste materials, some of which contain oil, contaminants, and other regulated substances. Various environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials, and some operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders, and revocation of permits.

Hazardous Substances and Waste

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, referred to as "CERCLA" or the "Superfund" law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct of certain defined persons, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed of or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these "responsible persons" may be jointly and severally liable for the costs of cleaning-up the hazardous substances, for damages to natural resources, and for the costs of certain health studies.

In the course of our intended operations, we expect to occasionally generate materials that are considered "hazardous substances" and, as a result, may incur CERCLA liability for clean-up costs. Furthermore, claims may be filed for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants. Also, we expect to generate solid wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended ("RCRA"), and comparable state statutes.

Although we plan to use operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been released at properties owned or leased by us now or in the past, or at other locations where these hydrocarbons and wastes were taken for treatment or disposal. Under CERCLA, RCRA, and analogous state laws, we could be required to clean-up contaminated property (including contaminated groundwater), or to perform remedial activities to prevent future contamination.

Air Emissions

The Clean Air Act, as amended ("CAA"), and similar state laws and regulations restrict the emission of air pollutants and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain approvals or permits for construction, modification, or operation of certain projects or facilities and may require use of emission controls.

Global Warming and Climate Change

Some scientific studies suggest that emissions of greenhouse gases (including carbon dioxide and methane) may contribute to warming of the Earth's atmosphere. While we do not believe our future operations will raise climate change issues different from those generally raised by commercial use of fossil fuels, legislation or regulatory programs that restrict greenhouse gas emissions in areas where we conduct business could increase our costs in order to comply with any such laws. Methane emissions regulations already exist in the state of Colorado.

Table of Contents	5

Water Discharges

We plan to operate facilities that will be subject to the requirements of the Clean Water Act, as amended ("CWA"), and analogous state laws that impose restrictions and controls on the discharge of pollutants into navigable waters. Spill prevention, control, and counter-measure requirements under the CWA require implementation of measures to help prevent the contamination of navigable waters in the event of a hydrocarbon spill. Other requirements for the prevention of spills are established under the Oil Pollution Act of 1990, as amended ("OPA"), which applies to owners and operators of vessels, including barges, offshore platforms, and certain onshore facilities. Under OPA, regulated parties are strictly and jointly and severally liable for oil spills and must establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties could be statutorily responsible.

Additionally, the Safe Drinking Water Act of 1974, as amended ("SDWA"), establishes a regulatory framework for the underground injection of a variety of wastes, including those being produced and separated from crude oil and natural gas production. The primary goal of the SDWA is the protection of usable aquifers. The chief objective of injection well operating permits and requirements is to ensure the mechanical integrity of the wellbore and to prevent migration of fluids from the injection zone into underground sources of drinking water. Class II underground injection wells, a predominant storage method for crude oil and natural gas wastewater, are strictly controlled, and certain wastes, absent an exemption, cannot be injected into such wells. Hence, failure to abide by any such permits that we obtain could subject us to civil or criminal enforcement.

Intellectual Property and Other Proprietary Rights

We believe that our success depends in part on our ability to protect our proprietary rights. We rely on a combination of trade secret laws and confidentiality agreements and processes to protect our proprietary rights.

Generally, we require our employees, customers, and potential distribution participants to enter into confidentiality and non-disclosure agreements, often with non-circumvention provisions, before we disclose any confidential aspect of our technology, services, or business. In addition, certain of our key employees are required to assign to us any proprietary information, inventions, or other technology created during the term of their employment with us. These precautions, however, may not be sufficient to protect us from misappropriation or infringement of our intellectual property.

Seasonality

Oilfield services operations can be affected by seasonal weather, which can temporarily affect the delivery and performance of products and services, as well as the budgetary cycles of customers. For example, seasonal events that could impact our intended business operations include:

•	The severity and duration of both the summer and the winter in the United States can have a significant impact on activity levels;
•	Hurricanes can disrupt coastal and offshore drilling and production operations; and
•	Customer spending patterns for software and various other oilfield services and products can result in higher activity in the fourth quarter of the calendar year.

Table of Contents	6

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks. You should consider carefully all of the risk factors described below, the matters discussed herein under "Forward-Looking Statements," and other information included and incorporated by reference in this Form 10-K, as well as in other reports and materials that we file with the SEC. If any of the risks described below or elsewhere in this Form 10-K were to materialize, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us, or those we currently deem immaterial, may also materially adversely affect our financial condition, results of operations, and cash flows.

Demand for our services and products is affected by fluctuations in oil and natural gas prices, such as the recent decline in prices, which, in turn, affect the level of exploration, development, and production activity of our customers and could have a material adverse effect on our business, financial condition, results of operations, and impede our growth.

The oilfield services business is cyclical and depends on general conditions in the oil and natural gas industry, especially oil and natural gas prices and capital expenditures by oil and natural gas companies. Volatility in oil and natural gas prices, tight credit markets, and disruptions in the United States and global economies and financial systems may adversely impact our intended business. Prices for oil and natural gas have been historically volatile as a result of changes in the supply of, and demand for, oil and natural gas and other factors. These include changes resulting from, among other things, the ability of OPEC to support oil prices, changes in the levels of oil and natural gas production in the United States and other countries, domestic and worldwide economic conditions, and political instability in oil-producing countries.

Oil prices sharply declined during the second half of 2014 and have remained low since that time. Because we depend on our customers' willingness to make capital expenditures to explore, develop, and produce oil and natural gas, continued weakness in oil and natural gas prices (or the perception by our customers that oil and natural gas prices will decrease in the future) could result in a reduction in the utilization of our equipment and result in lower rates for our services. Customers' willingness to undertake exploration and production activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

•	the domestic and foreign supply of oil and natural gas;
•	the level of prices, and expectations about future prices, of oil and natural gas;
•	the price and availability of alternative fuels;
•	the level of consumer demand;
•	the cost of exploring for, developing, producing, and delivering oil and natural gas;
•	the price of foreign imports;
•	weather conditions;
•	worldwide economic conditions;
•	the availability, proximity, and capacity of transportation facilities and processing facilities;
•	the effect of worldwide energy conservation efforts;
•	risks associated with operating drilling rigs;
•	technical advances affecting energy consumption;
•	political conditions in oil and gas producing regions; and
•	domestic and foreign governmental regulations and taxes.

Table of Contents	7

A substantial decline in oil and natural gas prices generally leads to decreased spending by customers. While higher oil and natural gas prices generally lead to increased spending by customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers. Customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could affect the demand for oil and natural gas and could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

Spending by exploration and production companies depends on factors other than oil and natural gas prices, including conditions in the capital markets and the discovery and development of oil and natural gas reserves.

Spending by exploration and production companies can also be impacted by conditions in the capital markets. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause exploration and production companies to make additional reductions to capital budgets in the future even if oil and natural gas prices remain stable or increase. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, and the rates we can charge and the utilization of our assets. Moreover, reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves, in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity, or other factors, could also have a material adverse impact on our business, even in a stronger oil and natural gas price environment.

We may be unable to implement price increases or maintain existing prices on our core services and products.

We may periodically seek to increase the prices of our services and products to offset rising costs and to generate higher returns for our stockholders. We operate in a very competitive industry, however, and we may not always be successful in raising or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including new well service rigs, fluid hauling trucks, coiled tubing units, and new fishing and rental equipment, may enter the market, which could also put pressure on the pricing of our services and products and can limit our ability to increase or maintain prices. Likewise, during periods of declining pricing for our services and products, as we are experiencing now, we may not be able to reduce our costs accordingly, which could further adversely affect our profitability.

Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset such rising costs. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. What is more, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our prices or to increase our prices as costs increase could have a material adverse effect on our business, financial position, and results of operations.

We participate in a capital-intensive industry. We may not be able to finance future acquisitions or future growth of our oilfield services operations.

Our business activities require substantial capital expenditures. If our cash flow from operating activities are not sufficient to fund our capital budget, we would be required to fund capital expenditures through debt or equity or alternative financing plans, such as refinancing or restructuring our debt or selling assets.

Our ability to raise debt or equity capital or to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. If debt and equity capital or alternative financing plans are not available, or are not available on economically attractive terms, we would be required to curtail our capital spending, and our ability to grow our business and sustain or improve our profits may be adversely affected. Any of the foregoing consequences could materially and adversely affect our business, financial condition, results of operations, and prospects.

Table of Contents	8

Increased labor costs or the unavailability of skilled workers could hurt our oilfield services operations.

Companies in our industry are dependent upon the available labor pool of skilled employees. We compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience required to provide our customers with the highest quality service. We are also subject to the Fair Labor Standards Act, which governs matters such as the minimum wage, overtime, and other working conditions, and which can increase our labor costs or subject us to liabilities from our employees. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages. Labor costs may increase in the future, and such increases could have a material adverse effect on our business, financial condition, and results of operations.

New technologies may cause our current operating methods to become obsolete.

The oil and gas industry is subject to rapid and significant advancements in technology, including the introduction of new products and services utilizing new technologies. As competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, our competitors have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. If we are unable to maintain technological advancements consistent with industry standards, our operations and financial condition may be adversely affected.

New federal rules relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

The U.S. Department of the Interior recently released new rules on hydraulic fracturing on federal and Indian lands. Hydraulic fracturing involves the injection of water, sand and additives under pressure into rock formation to stimulate natural gas production. The use of hydraulic fracturing is necessary to produce commercial quantities of natural gas and oil from many reservoirs. These new rules have established an additional level of regulation and permitting at the federal level that may (i) lead to operational delays, (ii) increase operating costs, (iii) increase our costs of compliance and doing business, and (iv) delay the development of gas resources that are not commercial without the use of hydraulic fracturing. We also cannot predict what additional legislative and regulatory initiatives may be enacted at the federal, state, and local levels.

We exist in a litigious environment.

Any constituent could bring suit regarding our existing or planned operations or allege a violation of an existing contract. Any such action could delay when planned operations can actually commence or could cause a halt to existing production until the courts resolve such alleged violations. Not only could we incur significant legal and support expenses in defending our rights, but also halting existing production or delaying planned operations could impact our future operations and financial condition. Such legal disputes could also distract management and other personnel from their primary responsibilities.

Interruptions to our business could adversely affect our operations.

As with any company, our operations are at risk of being interrupted by earthquake, fire, flood, and other natural and human-caused disasters, including disease and terrorist attacks. Our operations are also at risk of power loss, telecommunications failure, and other infrastructure and technology based problems.

Table of Contents	9

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts, and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers' operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Risks Related to Our Common Stock

The regulation of penny stocks by the SEC and FINRA may discourage trading of our securities.

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

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses.

Our Common Stock is an unsecured equity interest in Novamex.

As an equity interest, our common stock is not secured by any of the assets of Novamex. Therefore, in the event we are liquidated, the holders of the common stock will receive a distribution only after all of our secured and unsecured creditors have been paid in full. There can be no assurance that we will have sufficient assets after paying our secured and unsecured creditors to make any distribution to the holders of the common stock.

Common stockholders will be diluted if additional shares of common stock are issued.

If we sell additional equity, or convertible debt securities, such sales could result in increased dilution to our existing common stockholders and cause the price of our outstanding shares of common stock to decline. Further, the issuance of options or other derivative securities to acquire our common stock could result in dilution to other holders of our common stock.

Table of Contents	10

Sales of additional shares of our common stock could have a negative effect on the market price of our common stock.

Sales of substantial amounts of our common stock in the public market could adversely affect prevailing market prices and could impair our ability to raise capital through the sale of our equity securities. Most shares of common stock currently outstanding are eligible for sale in the public market, subject in certain cases to compliance with the requirements of Rule 144 under the securities laws. We also have the authority to issue additional shares of common stock. The issuance of such shares could (i) dilute the voting power of the currently outstanding shares of our common stock and (ii) dilute earnings per share.

We may issue shares of preferred stock with greater rights than our common stock.

Our articles of incorporation authorize our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights, and voting rights.

We do not currently pay dividends on our common stock and do not anticipate doing so in the future.

We have paid no cash dividends on our common stock, and we may not pay cash dividends on our common stock in the future. We intend to retain any earnings to fund our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities analysts may not initiate coverage of our common stock or may issue negative reports, which may adversely affect the trading price of our common stock.

We cannot assure you that securities analysts will cover our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our common stock. The trading market for our shares will rely in part on the research and reports that securities analysts publish about us and our business.  If one or more of the analysts who cover our company downgrades our shares, the trading price of our shares may decline. If one or more of these analysts ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our shares to decline.  Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our common stock.

Our stock price is volatile and you may not be able to resell shares of our common stock at or above the price you paid.

The price of our common stock fluctuates significantly, which may result in losses for investors. We expect our common stock to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	changes in oil and gas prices;
•	variations in drilling, recompletions, acquisitions, and operating results;
•	changes in governmental regulation;
•	changes in financial estimates by securities analysts;
•	changes in market valuations of comparable companies;
•	additions or departures of key personnel;
•	future sales of our common stock;
•	statement changes in opinions, ratings, or earnings estimates made;
•	disparity between our reported results and any projections;
Table of Contents	11

•	technological innovations by us or our competitors;
•	ability to maintain profitable relationships with our customers;
•	ability to report financial information in a timely manner; or
•	the markets in which our common stock is traded.

Provisions in our articles and bylaws as well as under Nevada law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

Provisions in our articles and bylaws could delay or prevent a change in control of the Company, which could adversely affect the price of our common stock. In addition to the ability of the board of directors to issue preferred stock without shareholder approval, our articles (a) provide for a classified board of directors, (b) require a two-thirds majority vote of the stockholders to amend our articles or bylaws, and (c) prohibit stockholder action by written consent. In addition, our bylaws (i) do not provide stockholders with the power to call a special meeting, (ii) require advance notice for stockholder nominations to the board or proposals for new business, and (iii) in the case of a takeover offer, require that the board consider all relevant factors in evaluating such offer, including, but not limited to, the terms of the offer, and the potential economic and social impact of such offer on our stockholders, employees, customers, creditors, and the community in which we operate.

Further, the existence of some provisions under Nevada law could delay or prevent a change in control of the Company, which could adversely affect the price of our common stock. Nevada law imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Novamex does not own or lease any real estate or other physical properties materially important to our operation.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents	12

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is presently traded on the over-the-counter market on the OTCQB® under the symbol NGLE, which is maintained by the Financial Industry Regulatory Authority ("FINRA"). The following table sets forth the range of high and low bid quotations for the Company's common stock for each full quarterly period during the two most recent fiscal years and any subsequent interim period for which financial statements are included. The quotations were obtained from information published by FINRA and reflect interdealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Quarter Ended	HIGH	LOW
December 31, 2014	0.10	0.03
September 30, 2014	0.09	0.05
June 30, 2014	0.09	0.03
March 31, 2014	0.05	0.05
December 31, 2013	0.10	0.05
September 30, 2013	0.10	0.02
June 30, 2013	0.24	0.02
March 31, 2013	0.10	0.02

Holders

On December 31, 2014, there were approximately 2,800 holders of record of our common stock.

Dividend Policy

Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Company's board of directors. The Company has not declared or paid any dividends on the Company’s common stock in the fiscal years 2013 or 2014 and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

We issued 15,000,000 shares of common stock to Excellere Capital Group LLC on August 9, 2013, in consideration of a $600,000 investment. The issuance of this common stock was (i) made in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof and (ii) conducted without general solicitation or general advertising. Excellere Capital Group LLC, was an accredited investor at the time of the issuance.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the year ended December 31, 2014.

Table of Contents	13

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Annual Report on Form 10-K, as well as our other filings with the SEC. This discussion contains forward-looking statements reflecting our current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled "Risk Factors" and the cautionary note regarding "Forward-Looking Statements" appearing elsewhere in this Form 10-K.

Overview of our Business

We had no revenues during the year ended December 31, 2014. Also, we have minimal capital. The Company is illiquid and requires cash infusions from existing stockholders and investors or loans from any sources to provide capital for the Company.

During the year 2015, we intend to continue our efforts to merge with or purchase an oil field services company as well as other companies in the energy industry. The Company plans to continue to raise funds to support these efforts through the sale of equity and/or debt securities.

As of December 31, 2014, our corporate headquarters is located in The Woodlands, Texas.

For a more detailed discussion on risks related to our business and industry, see Item 1A, “Risk Factors.”

Results of Operations

For the year ended December 31, 2014, we did not recognize any revenues from our business activities. For the year ended December 31, 2014, we incurred operating expenses of $167,652 and incurred a net loss of $233,634.

For the year ended December 31, 2013, we did not recognize any revenues from our business activities. For the year ended December 31, 2013, we incurred operating expenses of $778,082 and incurred a net loss of $694,312.

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet financing arrangements.

Contractual Obligations

As of December 31, 2014, we do not have any contractual obligations and other commercial commitments to disclose in tabular format pursuant to Item 303(a)(5) of Regulation S-K.

Operating Expenses

For the year ended December 31, 2014, operating expenses totaled $167,652, and consisted of professional fees of approximately $167,000, and general and administrative expenses of approximately $700. Professional fees included charges for accounting, consulting, and legal. General and administrative fees included employee related expenses and other office related expenses.

Table of Contents	14

For the year ended December 31, 2013, operating expenses totaled $778,082, and consisted of professional fees of approximately $768,000, and general and administrative expenses of approximately $10,000. Professional fees included charges for accounting, consulting, and legal. General and administrative fees included employee related expenses and other office related expenses.

Liquidity

At December 31, 2014, we had no assets, and total liabilities of $1,297,418, including $377,159 in accounts payable and accrued liabilities.

As of December 31, 2014 and 2013 we had cash and cash equivalents of $0 and $0, respectively. Our working capital was ($1,297,418) and ($1,063,784) as of December 31, 2014 and 2013, respectively.

Capital Resources

Common stock is our only capital resource. For the foreseeable future, our operating expenses have been and will continue to be funded by loans from the Company's majority stockholder – Excellere Capital Group LLC. We have no material commitments for capital expenditures within the next year. If we successfully complete a merger with or purchase of an oilfield services company, however, substantial capital will be required to meet our working capital demands.

Going Concern

The Company's financial statements for the twelve months ended December 31, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $233,634 for the year ended December 31, 2014. At December 31, 2014, the Company had a working capital deficit of $1,297,418 and the Company had no revenues from its activities during the years ended December 31, 2014 and 2013.

As of December 31, 2014, the Company's financial statements have been prepared on the assumption that the Company will continue as a going concern. Our independent accountants have issued a report stating that our lack of revenue, significant losses accumulated during the development stage, and our net capital deficiency raise substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be able to continue as a going concern.

The Company's ability to continue as a going concern may be dependent on the success of management's plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

We have identified certain accounting policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Accounting Estimates

Some accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Table of Contents	15

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

Earnings (loss) Per Share

Earnings (loss) per share require dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, such as property and equipment, and definite-lived intangibles subject to amortization, annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change. Assets held for sale are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our financial statements appear immediately after the signature page of this Annual Report on Form 10-K. See "Index to Financial Statements" included in this Annual Report in Item 15.

Table of Contents	16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls") as of the end of the period covered by this Form 10-K. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls' objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K. During the course of our evaluation of our internal control over financial reporting, we advised our board of directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in "Management's Report on Internal Control Over Financial Reporting" below. Our Chief Executive Officer has concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were not effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting should be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Table of Contents	17

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), which summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of accounting work by our Chief Accounting Officer in the preparation of audit and financial statements, footnotes, and financial data provided to the Company's registered public accounting firm in connection with the annual audit. This lack of accounting staff results in a lack of segregation of duties, and accounting technical expertise necessary for an effective system of internal control. Because of the material weakness described above, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies like us to provide only management's report in this Annual Report.

This Annual Report on Form 10-K shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter-ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Table of Contents	18

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table set forth certain information regarding our directors and executive officers, effective December 31, 2014.

Name	Age	Tenure	Position
Stephen Bargo	62	2013 – Present	Director, President, Chief Executive Officer, & Chief Accounting Officer

Mr. Bargo has 31 years of experience in the global oil and gas marketplace, primarily in the private equity and merger and acquisitions space. He founded a service company at 18 years of age, which he sold in 1992. Mr. Bargo's experience includes investment-grade real estate development, portfolio optimization, equity raises, operations management, and transactional activity. He leverages strategic alliances with real estate firms and oil and gas companies in Africa, Asia, Europe, the United States, and Mexico to gain access to lucrative off-market opportunities and deliver a competitive advantage to investors. Prior to Mr. Bargo's employment with Novamex, he was (and continues to be) employed by Excellere Capital Group LLC.

Committees of the Board of Directors

Novamex does not have a separate executive committee. The board of directors as a whole functions as the executive committee for the Company.

Audit Committee and Financial Expert

Novamex does not have a separate audit committee. We intend to add independent directors to our board of directors, and to establish a separate audit committee whose members are independent directors.

Compensation Committee

As all of our executive officers are currently at-will employees, we do not have a separate compensation committee. We intend to establish a separate compensation committee as additional members are added to our board of directors.

Nominating Committee

We do not currently have a separate nominating committee, as this function is performed by our full board of directors.

Stockholder Communication

We communicate regularly with stockholders through press releases, as well as annual, quarterly, and current (Form 8-K) reports. Our CEO addresses investor concerns on an on-going basis. Interested parties, including stockholders and other security holders, may communicate directly with our board of directors or with individual directors by writing to our CEO at the Company's executive offices.

Code of Conduct

We have adopted a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions (as well as directors and all other employees). Company employees annually sign an acknowledgement to confirm that they have read and understand the Code of Conduct. Novamex will provide to any person, without charge, a copy of our Code of Conduct, upon written request to the CEO of the Company at: 1610 Woodstead Court, Suite 330, The Woodlands, Texas 77380.

Table of Contents	19

Corporate Governance

Family Relationships

There are presently no family relationships between or among the directors, executive officers, or persons currently nominated or charged by us to become directors or executive officers. This may change, however, in the future.

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
(3)	being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities, or banking activities; or
(4)	being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and related rules of the SEC require our directors and Section 16 officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. We assist our directors and Section 16 officers in making their Section 16(a) filings pursuant to powers of attorney granted by our insiders on the basis of information obtained from them and our records.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Novamex during 2014 and Forms 5 and amendments thereto furnished to the Company with respect to 2014, including those reports that we have filed on behalf of our directors and Section 16 officers pursuant to powers of attorney, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common stock of the company, or any other person subject to Section 16 of the Exchange Act, failed to file on a timely basis during 2014, except that: (i) our Director, President, CEO, and Chief Accounting Officer (CAO), Stephen Bargo, failed to timely file a Form 3 upon becoming a director and Section 16 officer on June 28, 2013, and failed to timely file a Form 5 to report such status within 45 days of the Company’s fiscal year end pursuant to Rule 16a-3(f) of the Exchange Act; and (ii) our controlling stockholder, Excellere Capital Group LLC, failed to timely file a Form 3 upon receiving 15,000,000 shares of common stock in August of 2013, and failed to timely file a Form 5 to report such acquisition within 45 days of the Company’s fiscal year end pursuant to Rule 16a-3(f) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

There was neither any cash compensation paid by the Company, nor any other compensation paid or accrued, for the years ended December 31, 2014 and 2013, to our executive officers and employees, who were employed by us during the years ended December 31, 2014 and 2013.

Table of Contents	20

Outstanding Equity Awards at Fiscal Year-End

For the year ended December 31, 2014, there were no exercisable or unexercisable option awards or stock awards outstanding for any named executive officer of the Company.

Compensation of Directors

For the year ended December 31, 2014, the Company’s sole director, Stephen Bargo, received no compensation for his services as a director. Novamex has not established any standard arrangements pursuant to which directors have been compensated for their services, although all directors are reimbursed for out-of-pocket expenses, including those incurred in connection with attendance at Board of Directors meetings. The Company may establish a compensation plan for its directors in the future.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

There are no employment agreements or other contracts or arrangements with executive officers or directors, although the Company plans to enter such agreements with the executive officers and directors in the future. There are no compensation plans or arrangements, including payments to be made by us, with respect to our executive officers, directors, or consultants that would result from the resignation, retirement, or any other termination of service in respect of such directors, executive officers, or consultants. Further, there are no compensation plans or arrangements for directors, executive officers, employees, or consultants that would result from a change-in-control.

Compensation Plans and Practices as Related to Risk Management

In accordance with the requirements of Regulation S-K, Item 402(e), to the extent that risks may arise from our compensation policies and practices that are reasonably likely to have a material adverse effect on the Company, we are required to discuss these policies and practices for compensating our employees (including employees that are not named executive officers) as they relate to our risk management practices and the possibility of incentivizing risk-taking. We have determined that the compensation policies and practices established with respect to our employees are not reasonably likely to have a material adverse effect on the Company and, therefore, no such disclosure is necessary. The board for directors is aware of the need to routinely assess our compensation policies and practices and will make a determination as to the necessity of this particular disclosure on an annual basis.

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Compensation Committee Report

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no securities authorized for issuance under equity compensation plans as of the year ended December 31, 2014.

Table of Contents	21

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the year ended December 31, 2014, with respect to the beneficial ownership of the outstanding common stock of Novamex by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. The percentage of class beneficially owned is based on 16,834,415 shares of common stock reported by the Company as being issued and outstanding as of December 31, 2014. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Excellere Capital Group LLC (1) 3102 Maple Avenue, Suite 450 Dallas, Texas 75201	15,000,000	89.1%
Stephen Bargo (2) Director/ President/CEO/CAO 1610 Woodstead Court, Suite 330 The Woodlands, Texas 77380	15,000,000	89.1%
All Executive Officers and Directors as a Group (1 person) (3) 1610 Woodstead Court, Suite 330 The Woodlands, Texas 77380	15,000,000	89.1%

(1)	Stephen Bargo has sole voting and dispositive power over the securities held by Excellere Capital Group LLC.
(2)	Includes 15,000,000 shares in the name of Excellere Capital Group LLC.
(3)	Stephen Bargo.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters, and Certain Control Persons

During the years ended December 31, 2014 and 2013, the Company did not engage in any transactions with related persons that are reportable pursuant to Item 404(d) of Regulation S-K.

Director Independence

The common stock of Novamex is quoted on the OTCQB® under the symbol NGLE. For purposes of determining whether members of the Company's board of directors is "independent," the Company's Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules ("NSMMR"). At present, the Company's entire board serves as its Audit, Compensation, and Nominating Committees. The Company's board of directors has determined that the Company's present director is not an "independent director," as such term is defined under NSMMR, for purposes of qualifying as an independent member of the board and an Audit, Compensation, and Nominating Committee of the board, because he serves as an executive officer of the Company. It is anticipated that independent directors will be added to the board in the future, although the board has not established a timetable for such action.

Table of Contents	22

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Whitley Penn LLP is our independent registered public accounting firm. There were no disagreements in the years 2014 or 2013 on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures. The following table sets forth fees billed by Whitley Penn LLP for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Audit Fees (1)	$29,923	$43,420
Audit-Related Fees	0	0
Tax Fees (2)	5,500	4,500
All Other Fees	0	0
Total Fees	$35,423	$47,920

(1)	Audit Fees: Fees for audit services consisted of the audit of our annual financial statements, reports on internal controls required by the Sarbanes-Oxley Act of 2002, and review of our quarterly financial statements.
(2)	Tax Fees: Fees for tax consisted of tax accounting services, including preparing and filing federal tax documents.

Audit Committee Pre-Approval Policy

The Company's independent registered public accounting firm neither may be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Company's board of directors, which serves as our Audit Committee, must pre-approve permissible non-audit services. During fiscal year 2014, the only non-audit services provided by its independent registered public accounting firm were tax compliance services.

Table of Contents	23

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

a) Financial Statements.

b) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

c) Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page to this Annual Report on Form 10-K.

Table of Contents	24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2015

NOVAMEX ENERGY INC.

By:	/s/ Stephen Bargo
Stephen Bargo
President, Chief Executive Officer, & Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Bargo	Director, President, Chief Executive Officer, and Chief Accounting Officer	April 15, 2015
Stephen Bargo

Table of Contents	25

EXHIBIT INDEX

Each exhibit identified below is filed with this Annual Report on Form 10-K.

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 from the Company's Transition Report on Form 10-KT filed on May 16, 2011).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.4 from the Company's Transition Report on Form 10-KT filed on May 16, 2011).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 from the Company's Transition Report on Form 10-KT filed on May 16, 2011).
3.4	Certificate of Change to Articles of Incorporation (incorporated herein by reference to Exhibit 3.3 from the Company's Transition Report on Form 10-KT filed on May 16, 2011).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 from our Current Report on Form 8-K filed on February 16, 2012).
3.6	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 from our Current Report on Form 8-K filed on July 26, 2013).
3.7	Certificate of Change to Articles of Incorporation (incorporated herein by reference to Exhibit 3.2 from our Current Report on Form 8-K filed on July 26, 2013).
3.8	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Annex A from our Information Statement on Schedule 14C filed on January 28, 2014).
3.9	Amended and Restated Bylaws (incorporated herein by reference to Annex B from our Information Statement on Schedule 14C filed on April 10, 2015).
31.1*	Certification of Stephen Bargo, President, Chief Executive Officer, and Chief Accounting Officer, furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Stephen Bargo, President, Chief Executive Officer, and Chief Accounting Officer, furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

Table of Contents	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Novamex Energy Inc.

We have audited the accompanying balance sheets of Novamex Energy Inc. (the “Company”), as of December 31, 2014 and 2013, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2014, the Company has an accumulated deficit of $5,053,221 and negative working capital of $1,297,418, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas

April 15, 2015

Table of Contents	F-1

NOVAMEX ENERGY INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Other receivables	—	—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$377,159	$380,790
Accounts payable and accrued liabilities - related party	288,140	116,857
Notes payable	20,000	20,000
Notes payable – related party	179,352	179,352
Line of credit	97,500	97,500
Convertible notes payable, net	100,000	100,000
Accrued interest	213,180	158,260
Accrued interest – related party	22,087	11,025
Total Current Liabilities	1,297,418	1,063,784

Total Liabilities	1,297,418	1,063,784

Commitments and Contingencies
Shareholders’ Deficit:
Common stock, par value $0.001, 1,000,000,000 shares authorized, 16,834,415 issued and outstanding	16,834	16,834
Additional paid-in-capital	3,738,969	3,738,969
Accumulated deficit	(5,053,221)	(4,819,587)
Total shareholders' deficit	(1,297,418)	(1,063,784)
Total liabilities and shareholders' deficit	$—	$—

(See accompanying notes to the financial statements)

Table of Contents	F-2

NOVAMEX ENERGY INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013
Operating Expenses:
Professional Expenses	$166,917	$768,281
General and Administrative Expenses	735	9,801
Total Operating Expenses	167,652	778,082

Other income / (expense):
Forgiveness of debt	—	142,005
Interest expense	(54,920)	(52,854)
Interest expense – related party	(11,062)	(5,381)
Total other income	(65,982)	83,770
Net Loss	$(233,634)	$(694,312)

Per share information:
Basic and diluted loss per common share	$(0.01)	$(0.09)

Weighted average shares outstanding	16,834,415	7,793,297

(See accompanying notes to the financial statements)

Table of Contents	F-3

 NOVAMEX ENERGY INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in-Capital	Deficit	Equity/(Deficit)
Balances at December 31, 2012	1,834,415	$1,834	$3,145,040	$(4,125,275)	$(978,401)
Stock compensation expense	—	—	8,929	—	8,929
Common stock issued for services	15,000,000	15,000	585,000	—	600,000
Net loss	—	—	—	(694,312)	(694,312)
Balances at December 31, 2013	16,834,415	16,834	3,738,969	(4,819,587)	(1,063,784)
Net loss	—	—		(233,634)	(233,634)
Balances at December 31, 2014	16,834,415	$16,834	$3,738,969	$(5,053,221)	$(1,297,418)

(See accompanying notes to the financial statements)

Table of Contents	F-4

 NOVAMEX ENERGY INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows used in operating activities:
Net loss	$(233,634)	$(694,312)
Adjustments used to reconcile net loss to net cash used in operating activities
Stock issued for services	—	600,000
Forgiveness of debt	—	(142,005)
Stock compensation	—	8,929
Changes in assets and liabilities:
Other receivables	—	121
Accounts payable and accrued liabilities	(3,631)	(138)
Accounts payable and accrued liabilities – related party	171,283	116,857
Accrued interest	54,920	47,209
Accrued interest – related party	11,062	11,025
Net cash used in operating activities	—	(52,314)
Cash flows from financing activities:
Proceeds from issuance of short-term notes – related party	—	52,137
Net cash provided by financing activities	—	52,137
Net decrease in cash and cash equivalents	—	(177)
Cash and cash equivalents at the beginning of the year	—	177
Cash and cash equivalents at the end of the year	—	—
Supplemental disclosures of cash flow information:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—
Non-cash activities:
Debt and interest converted to equity	$—	$—
Notes payable reclassified to notes payable – related party	$—	$25,000
Convertible notes payable reclassified to Notes payable – related party	$—	$102,215

(See accompanying notes to the financial statements)

Table of Contents	F-5

NOVAMEX ENERGY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

1.   Organization – Nature of Operations

Novamex Energy Inc. (the “Company" or "Novamex") was incorporated under the laws of the State of Nevada on May 19, 2006, as Coastal Media Inc.  The Company was originally formed to engage in the business of manufacturing, marketing, distributing, and selling its marine DVDs.

On September 11, 2008, the Company amended its Articles of Incorporation to change its name from "Coastal Media Inc." to "Blugrass Energy Inc.", to reflect the change in direction of the Company's business to the Oil and Gas Industry. As a result of the name change, the Company's trading symbol was changed to "BLUG".

On February 23, 2011, Petro Grande, LLC ("Petro Grande") consummated a transaction with Blugrass whereby Petro Grande acquired a controlling interest in Blugrass. This transaction effected a change of control and Blugrass' management team was replaced with Petro Grande's management team. Upon the reverse merger on February 23, 2011, the inception date of the Company changed to December 11, 2007, the date of the acquisition of the lease by Petro Grande, LLC.

On July 17, 2013, the Company amended its Articles of Incorporation to change its name from "Blugrass Energy, Inc." to "Nogal Energy, Inc.".

On July 17, 2013, the Company filed a Certificate of Change regarding a 1 for 200 shares reverse stock split. The split was effective August 12, 2013, and in September the stock symbol changed to "NGLE". The accompanying financial statements reflect retroactive application of the split.

On August 9, 2013, the Company issued 15,000,000 shares of common stock in consideration of a $600,000 investment. The issuance resulted in change of control of the Company.

On January 28, 2014, the Company filed Notice of Action by Written Consent of the Majority Stockholders and Information Statement in order to change its name to Novamex Energy, Inc. The name change became effective on December 22, 2014, when the Financial Industry Regulatory Authority ("FINRA") completed processing the name change. On December 23, 2014, our common stock began trading under the new name – Novamex Energy Inc.

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

Loss Per Share – Loss per share requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Table of Contents	F-6

Impairment of Long-Lived Assets – We assess the impairment of long-lived assets, such as property and equipment and definite-lived intangibles subject to amortization, annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change. Assets held for sale are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

Income Taxes – The Company has adopted ASC 740 "Accounting for Uncertainty in Income Taxes" which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and penalties, it has been classified in the consolidated financial statements as income tax expense. Generally, the Company's federal, state, and local tax returns for years subsequent to 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Fair Value of Financial Instruments – The Company calculates the fair value of its assets and liabilities that qualify as financial instruments and includes this information in the notes to financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of accounts receivable and accounts payable approximate the carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

New Accounting Standards – In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The standards requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply standards for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company is evaluating the impact of this standard on its financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidelines in Topic 810, Consolidation. The standard will eliminate the reporting requirements for certain disclosures for development stage entities. Public entities are required to apply the presentation and disclosure requirements for annual reporting periods beginning on or after December 15, 2014. The revised consolidation standards are effective for annual reporting periods beginning on or after December 15, 2015. Early application is permitted. The Company has early adopted this guidance for the years ended December 31, 2014 and 2013.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. Public entities are required to apply the revenue recognition standard for annual reporting period beginning on or after December 15, 2016, including interim periods within that annual reporting period. Early application is not permitted. The Company has not yet selected a transition method and is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

Table of Contents	F-7

3.   Going Concern

The Company's financial statements for the years ended December 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $233,634 for the year ended December 31, 2014.  At December 31, 2014, the Company had a working capital deficit of $1,297,418, and the Company had no revenues from its activities during the years ended December 31, 2014 and 2013.

The Company's ability to continue as a going concern may be dependent on the success of management's plan. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the 2015 fiscal year, the Company intends to continue its efforts to acquire, merge, or purchase oil field services companies. The Company intends to continue to raise funds to support the efforts through the sale of equity and/or debt securities.

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

4.   Notes Payable

On May 12, 2011 the Company issued an unsecured note payable in the amount of $20,000 (the "Ladner Note"). The Ladner Note matured on August 31, 2011, and is considered to be in default. The note includes a "bonus payment" of $2,500 due at maturity. The principal balance of the note has not changed. As of December 31, 2014 and 2013, balances of accrued interest were $13,237 and $10,700, respectively.

5. Line of Credit

On October 7, 2011, the Company entered into an unsecured Line of Credit with a third party for up to $100,000. The Line of Credit carries an interest rate of 12% per annum on amounts outstanding and matured on October 7, 2012. The Line of Credit is in default, the interest rate on the Line of Credit is the lower of 14% per annum or the maximum amount allowed by law. As of December 31, 2014 and 2013, the Company had $97,500 outstanding under the Line of Credit. The amount is outstanding as of December 31, 2014, and is considered to be in default. As of December 31, 2014 and 2013, balances of accrued interest were $37,677 and $25,312, respectively.

6.   Convertible Promissory Notes

As of December 31, 2013, two convertible promissory notes, originated in 2008, totaling $100,000 were in default and, accordingly, accrued interest at a rate of 18%. As of December 31, 2014 and 2013, balances of accrued interest were $162,266 and $122,248, respectively.

7.   Related Party Transactions

On November 19, 2012, the Company issued an unsecured promissory note to Excellere Capital Group LLC in the amount of $25,000 (the "$25K Excellere Note"). The $25,000 Excellere Note accrues interest at the rate of 6% per annum. The maturity of the $25,000 Excellere Note has been extended to December 31, 2015.

Table of Contents	F-8

On November 19, 2012, the Company issued an unsecured promissory note to Excellere Capital Group LLC in the amount of $102,215 (the "$102,215 Excellere Note"). The $102,215 Excellere Note accrues interest at the rate of 6% per annum. The maturity of the $102,215 Excellere Note has been extended to December 31, 2015.

On March 10, 2013, the Company issued an unsecured promissory note to Excellere Capital Group LLC in the amount of $52,137 (the "$52,137 Excellere Note"). The $52,137 Excellere Note accrues interest at the rate of 6% per annum. The maturity of the $52,137 Excellere Note has been extended to December 31, 2015.

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

During 2013, the Company borrowed $116,857 from Rio Bravo Oilfield Services, Inc. in order to pay current expenses.

During 2014, the Company borrowed $171,238 from Rio Bravo Oilfield Services, Inc. in order to pay current expenses.

8.   Income Taxes

No provision for federal income taxes has been recognized for the years ended December 31, 2014 and 2013, as the Company has a net operating loss carry forward for income tax purposes available in each period. Additionally, it is uncertain if the Company will have taxable income in the future so a valuation allowance has been established for the full value of net tax assets. The deferred tax asset consists of net operating loss carry forwards and the Company has no deferred tax liabilities.

We have determined that utilization of existing operating losses as of August 9, 2013, against future taxable income is limited by Section 382 of the Internal Revenue Code. Due to the Section 382 limitation the Company is not allowed to deduct more than $2,319 against future taxable income per year. These net operating loss carry forwards may be carried forward in varying amounts until 2033 and may be limited in their use due to significant changes in the Company's ownership.

	December 31
	2014	2013
Net operating loss carry-forwards available for future use	$171,233	$46,380
Less: valuation allowance	(171,233)	(46,380)
Net deferred tax asset	$—	$—

The Company has valued its net deferred tax asset at zero with a valuation allowance due to the substantial doubt taxable income will be generated in the future to utilize the deferred tax asset.

Table of Contents	F-9