Form 10-Q
period 2015-03-31
NOVAMEX ENERGY INC.
filed 2015-05-20
CIK 1365748

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 00054035

NOVAMEX ENERGY INC.

 (Exact name of small business issuer in its charter)

Nevada	20-4952339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1610 Woodstead Court, Suite 330,

The Woodlands, TX 77380

(Address of principal executive offices)

(844) 266 8263

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company.

Large accelerated filer [_] Accelerated Filer [_] Nonaccelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes [X] No [_]

There were 16,834,415 shares of Common Stock outstanding as of May 18, 2015.

Item 1. Financial Statements

NOVAMEX ENERGY INC.

BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Other receivables	—	—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$377,159	$377,159
Accounts payable and accrued liabilities - related party	402,767	288,140
Notes payable	20,000	20,000
Notes payable – related party	179,352	179,352
Line of credit	97,500	97,500
Convertible notes payable	100,000	100,000
Accrued interest	228,867	213,180
Accrued interest – related party	24,853	22,087
Total Current Liabilities	1,430,498	1,297,418

Total Liabilities	1,430,498	1,297,418

Commitments and Contingencies
Shareholders’ Deficit:
Common stock, par value $0.001, 1,000,000,000 shares authorized, 16,834,415 issued and outstanding	16,834	16,834
Additional paid-in-capital	3,738,969	3,738,969
Accumulated deficit	(5,186,301)	(5,053,221)
Total shareholders' deficit	(1,430,498)	(1,297,418)
Total liabilities and shareholders' deficit	$—	$—

(See accompanying notes to the financial statements)

Table of Contents	1

NOVAMEX ENERGY INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Operating Expenses:
Professional Expenses	$114,627	$26,241
Total Operating Expenses	114,627	26,241

Other expense:
Interest expense	(15,687)	(14,804)
Interest expense – related party	(2,766)	(2,690)
Total other expense	(18,453)	(17,494)
Net Loss	$(133,080)	$(43,735)

Per share information:
Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic	16,834,415	16,834,415
Diluted	16,834,415	16,834,415

(See accompanying notes to the financial statements)

Table of Contents	2

NOVAMEX ENERGY INC.

STATEMENT OF SHAREHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amount

Balances at December 31, 2013	16,834,415	$16,834	$3,738,969	$(4,819,587)	$(1,063,784)
Net loss	—	—	—	(233,634)	(233,634)
Balances at December 31, 2014	16,834,415	16,834	3,738,969	(5,053,221)	(1,297,418)
Net loss	—	—	—	(133,080)	(133,080)
Balances at March 31, 2015	16,834,415	$16,834	$3,738,969	$(5,186,301)	$(1,430,498)

(See accompanying notes to the financial statements)

Table of Contents	3

NOVAMEX ENERGY INC.

STATEMENTS OF CASHFLOWS

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Cash flows used in operating activities:
Net loss	$(133,080)	$(43,735)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	—	6,108
Accounts payable and accrued liabilities – related party	114,627	20,133
Accrued interest	15,687	14,804
Accrued interest – related party	2,766	2,690
Net cash used in operating activities	—	—

(See accompanying notes to the financial statements)

Table of Contents	4

NOVAMEX ENERGY INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

Organization – Nature of Operations

Novamex Energy Inc. (the “Company” or “Novamex”) was incorporated under the laws of the State of Nevada on May 19, 2006, as Coastal Media Inc. The Company was originally formed to engage in the business of manufacturing, marketing, distributing and selling its marine DVDs.

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

On August 9, 2013, the Company issued 15,000,000 shares of common stock to Excellere Capital Group LLC in consideration of a $600,000 investment. Since that time, Excellere Capital Group LLC has been a controlling stockholder with ownership of 89.1% of the Company's outstanding common stock.

On June 12, 2014, the Company filed a Certificate of Amendment to change its name from “Nogal Energy, Inc. to “Novamex Energy Inc.” The name change became effective on December 22, 2014, when the Financial Industry Regulatory Authority ("FINRA") completed processing the name change. On December 23, 2014, our common stock began trading under the new name – Novamex Energy Inc.

Basis of Presentation

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10K for the fiscal year ended December 31, 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Table of Contents	5

NOVAMEX ENERGY INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

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

Fair Value of Financial Instruments – The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this information in the notes to financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of accounts receivable and accounts payable approximate the carrying amounts due to the relatively short maturity of these instruments. The carrying value of short and longterm debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

Going Concern

The Company’s financial statements for the three months ended March 31, 2015, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $133,080 for the three months ended March 31, 2015, and an accumulated deficit of $5,186,301 as of March 31, 2015. At March 31, 2015, the Company had a working capital deficit of $1,430,498, and the Company had no revenues from its activities during the three months ended March 31, 2015.

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

Notes Payable

On May 12, 2011 the Company issued an unsecured note payable in the amount of $20,000 (the “Ladner Note”). The Ladner Note matured on August 31, 2011, and is considered to be in default. The note includes a “bonus payment” of $2,500 due at maturity. As of March 31, 2015 and December 31, 2014, balances of accrued interest were $13,871 and $13,237, respectively.

Table of Contents	6

NOVAMEX ENERGY INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

Line of Credit

On October 7, 2011, the Company entered into an unsecured Line of Credit with a third party for up to $100,000. The Line of Credit carries an interest rate of 12% per annum on amounts outstanding and matured on October 7, 2012. The Line of Credit is in default, the interest rate on the Line of Credit is the lower of 14% per annum or the maximum amount allowed by law. As of March 31, 2015 and December 31, 2014, the Company had $97,500 outstanding under the Line of Credit, which is considered to be in default. As of March 31, 2015 and December 31, 2014, balances of accrued interest were $40,769 and $37,677, respectively.

Convertible Promissory Notes

As of March 31, 2015 Convertible Promissory Notes totaling $100,000 were in default and, accordingly, accrued interest at a rate of 18%. As of March 31, 2015 and December 31, 2014, balances of accrued interest were $174,227 and $162,266, respectively.

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

As of March 31, 2015 and December 31, 2014, principal balance of the Excellere Notes was $179,352; balances of accrued interest were $24,853 and $22,087, respectively.

On August 9, 2013, the Company issued 15,000,000 shares of common stock to Excellere Capital Group LLC in consideration of a $600,000 investment. The issuance resulted in change of control of the Company, with Excellere Capital Group, LLC being an 89.1% owner of the Company’s Common Stock on the date of issue.

In accordance with agreements, upon the change in control, certain debt to previous owners, officers and directors was forgiven. $127,867 of Accounts payable – related party, $17,851 of Accounts payable and accrued liabilities, and $4,707 of accrued interest, were written off on August 9, 2013. $8,420 of Other receivable were offset against the writeoff.

A related party paid current expenses on behalf of the Company. During the three months ended March 31, 2015 and March 31, 2014, the related party paid $114,627 and $20,134, respectively, for current expenses of the Company. The amounts are recorded in accounts payable – related party. As of March 31, 2015 and December 31, 2014, balances of accounts payable – related party were $402,767 and $288,140, respectively.

Table of Contents	7

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes”, “anticipates”, “plans”, “seeks”, “expects”, “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10Q could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Business and Plan of Operations

General

Novamex Energy Inc. is a publicly-held Nevada corporation that is listed on the OTCQB® under the ticker symbol "NGLE". The Company was incorporated under the laws of the State of Nevada on May 19, 2006. On June 12, 2014, the Company filed an amendment to its Articles of Incorporation to change its name from Nogal Energy, Inc. to Novamex Energy Inc. The name change became effective on December 22, 2014, when the Financial Industry Regulatory Authority ("FINRA") completed processing the name change. On December 23, 2014, our common stock began trading under the new name – Novamex Energy Inc.

On July 17, 2013, the Company filed a Certificate of Change regarding a 1 for 200 shares reverse stock split. The split was effective August 12, 2013, and in September the stock symbol changed from “BLUG.PK” to “NGLE”.

On August 9, 2013, the Company issued 15,000,000 shares of common stock to Excellere Capital Group LLC in consideration of a $600,000 investment. The issuance resulted in change of control of the Company, with Excellere Capital Group, LLC being an 89.1% owner of the Company’s Common Stock on the date of issue.

Business Strategy

The Company's business strategy is to secure a sustainable competitive position as a diversified oilfield services company by delivering products and services that facilitate our customers' extraction and recovery objectives while upholding our strong ethical and business standards, and maintaining the highest standards of health, safety, and environmental performance. Our objective is to continue to search for opportunities to acquire oilfield services companies through purchase or merger. The ability to consummate these transactions, however, will likely be contingent on our ability to obtain financing. To date, the Company has no revenues and limited capital resources. As such, in order to remain a going concern the Company will likely need to raise additional debt or equity capital in the short-term.

Plans for 2015

During the 2015 fiscal year, the Company intends to acquire, merge, or purchase, oil field services companies. The Company intends to continue to raise funds to support the efforts through the sale of equity, debt securities and other forms of financing.

Results of Operations

For the Three months Ended March 31, 2015 compared to the Three months Ended March 31, 2014

The Company has no revenues to date. The Company incurred operating expenses of $114,627 and $26,241 for the three month periods ended March 31, 2015 and 2014, respectively. Increase relates primarily to professional fees incurred as a result of increased activity and progress toward achieving the Company’s strategic objectives.

Table of Contents	8

During the three months ended March 31, 2015, the Company recognized a net loss of $133,080 compared to a net loss of $43,735 for the three months ended March 31, 2014. The increased net loss was attributed to professional fees incurred as a result of increased activity and progress toward achieving the Company’s strategic objectives.

Liquidity and Capital Resources

At March 31, 2015, the Company had no assets. At March 31, 2015, the Company had total current liabilities of $1,430,498 consisting of accounts payable totaling $377,159, accrued interest totaling $228,867, notes payable totaling $20,000, line of credit totaling $97,500, $100,000 of convertible promissory notes outstanding, and $606,972 owed to related party.

At December 31, 2014, the Company had no assets. At December 31, 2014, the Company had total current liabilities of $1,297,418 consisting of accounts payable totaling $377,159, accrued interest totaling $213,180, notes payable totaling $20,000, line of credit totaling $97,500, $100,000 of convertible promissory notes outstanding, and $489,579 owed to related party.

During the reporting period, all the operating expenses of the Company were covered by advances from related party. This will continue for the foreseeable future.

Our auditors have expressed their doubt about our ability to continue as a going concern unless the Company is able to generate profitable operations.

Off Balance Sheet Arrangements

The Company does not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10Q. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Table of Contents	9

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10Q. During the course of our evaluation of our internal control over financial reporting, the Company advised its Board of Directors that it had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our Chief Executive Officer has concluded that as a result of the material weakness, as of the end of the period covered by this Quarterly Report on Form 10Q, our Disclosure Controls were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	10

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently involved in any legal proceedings and the Company is not aware of any pending or potential legal actions.

Item 1A. Risk Factors.

The Company is subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Report on Form 10K for the period year ended December 31, 2014. There have been no material changes from the risk factors previously disclosed in that Form 10K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following documents are filed as part of this report:

Exhibit 31.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2015
Novamex Energy Inc.
(Registrant)	By:	/s/ Stephen Bargo
Stephen Bargo
Chief Executive Officer

	By:	/s/ Stephen Bargo
Stephen Bargo
Chief Accounting Officer

Table of Contents	11